Form 10KSB
period 2007-12-31
SWINGING PIG PRODUCTIONS INC
filed 2008-04-14
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to

Commission File Number: 000-52979.

Swinging Pig Productions, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 W. 21st Street, 5th floor New York, NY 10010
(Address of principal executive offices)

(646) 827-9381
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  As of April 10, 2008, approximately $242,000.

As of April 10, 2008, there were 2,168,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): ☐ Yes  ☒ No

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Business.  Swinging Pig Productions, Inc. (“we” or the “Company), is a development stage Florida Corporation formed on June 25, 2004 to develop a low-budget film concept that appeals to a broad audience.  Our corporate purpose is to develop, produce and market feature-length motion pictures. Our first production is tentatively titled “Chronicles of a Skater Girl,” (“Skater Girl”). Chronicles of a Skater Girl, LLC, is our wholly-owned subsidiary. From inception through the current date, our business operations have primarily been focused on developing Skater Girl. We conducted a private offering to raise funds to produce and distribute Skater Girl, and to finance our general corporate expenses. Otherwise, our operations have been funded by our management who also hold approximately 55% of our outstanding shares of common stock. We anticipate that our future revenues will be generated through both distribution and commercial licensing of Skater Girl’s distribution rights.  We have not had any operating revenue from operations as we have not yet commercially marketed Skater Girl or any other production.

Our Film.  Skater Girl has completed production and is in the final stages of post-production.  Once Skater Girl is complete, we plan to submit Skater Girl to a select number of film festivals and simultaneously seek to sell off Skater Girl’s domestic and foreign distribution rights for DVD, television, online distribution, and other ancillary markets.

•
Synopsis. Filmed in New York City, Skater Girl is the romantic story of a girl who skates, named “Abby”, and her stubborn ideologies of life.  Growing up, Abby was a rebellious tomboy - invincible and anti-establishment-, but Abby lost some of her edge as she became an adult.  In present day, she is a 25-year-old teacher in New York City, in love with her boyfriend Harry, a punk rocker turned law student. She has plans to join Harry as a first year law student.  Abby loses sight of what she once stood for until she meets an offbeat inventor who helps her find her way back to the idealist she once was.

•	Film Format. Skater Girl was shot in DVC Pro 50, 24P Digital Video format.

Phases of Prerelease Production.  There are three phases of movie making prior to release beginning with development and progressing through pre-production, principal photography, and post-production. Each phase involves artistic and creative contributions to the resulting movie with each presenting a variety of challenges that may impact the movie's success.

•
Development Phase.   The development phase begins with a movie producer employed by a studio or an independent film production company. The producer typically develops a storyline or acquires the rights to a novel, a story or original screenplay, often on an "option" basis. Under this option arrangement, the producer makes a small installment payment of the purchase price and undertakes to pay the balance before or during the production phase. The screenplay is developed based on the acquired novel or storyline. Once the screenplay is developed, creative personnel (the director and leading and supporting actors) commitments are obtained and production schedules and budgets are prepared. Production financing of the movie is generally secured by the producer through arrangements with the studio or other sources including independent film production companies, banks and other lending institution, or private investors. The development phase may be short-term or extend over a number of years.

•
Pre-Production Phase.  Following development, the movie enters the pre-production phase. This phase involves the producer securing contractual arrangements with creative and production personnel, planning the shooting schedules, securing locations and any required studio facilities or stages, completing the acquisition of the screenplay and the related source material or script, completing the budget, securing insurance and, if applicable, the completion bonding, and preparing to start filming. This phase typically takes three to four months.

•
Principal Photography Phase.  During the photography phase the movie is photographed. The principal photography phase typically takes one to five months, depending on the shooting locations, weather conditions, budget constraints, stunts and special effects, length and other requirements particular to the movie project.

•	Post-Production. In the post-production, final production phase, the movie is edited, the music, dialogue and special effects are finalized and synchronized with the movie's photography.

Motion Picture Distribution.  Exploitation of the potential financial success of a movie primarily depends on the ability to license the motion picture's distribution rights for exhibition in theaters, on DVD and video rental, pay-per-view broadcast, cable, satellite and network television. Distribution arrangements are negotiated with distributors (i.e., studios and independent distribution companies). In addition to negotiating the terms of distribution arrangements, the distribution phase involves the making of distribution or print copies of the movie and delivery to exhibitors, and advertising and promotion of the movie. The independent movie production companies generally lack the resources (financial, personnel and exhibitor relationships) for distribution and, accordingly, utilize the services of distribution companies, including the major studios and their subsidiaries, for distribution.

•
Distribution Arrangements.   Distributors are typically granted exclusive license rights to distribute a movie, either worldwide or within the distributor's market area, for a distribution fee based upon the revenue generated by the movie. In some instances, particularly under international distribution arrangements (other than in Canada), the distributor will pay an up-front amount to the producer for the distribution rights. Up-front payments for North American (United States and Canadian) distribution rights are generally recouped from movie revenue, while under international distribution arrangements the producer may not retain any portion of the movie's revenue and only receive the up-front payment for international distribution. North American and international distribution may be undertaken by the same distributor or may be granted to one or more international distributors.

Movie revenues are generated by exhibiting the movie in various channels or media (also known as release windows) within the distributor's assigned distribution area. The North American and international releases into the various distribution channels are sequentially timed, commencing with the movie's theatrical release followed by release into the non-theatrical venues (i.e., airline flights and hotels), pay-per-view, cable and satellite, home video, network television, and syndicated television. International releases generally commence up to nine months following the initial North American release.

•
Censorship and Ratings.  Movies are subject, both domestically and internationally, to review by censorship and rating boards that oversee the content of the movies distributed within their respective countries. MPAA reviews and rates movies distributed in the United States to provide the viewing audience a guide to the nature and maturity of the movie content. There are five rating levels, G for general audiences, PG for parental guidance suggested, PG-13 for parents strongly cautioned, R for restricted and NC-17 for no one 17 and under admitted.   The rating received may limit the exhibition and marketing venues, especially those movies receiving the most restrictive NC-17 rating. Because of the viewing popularity and preference for R and PG-13 movies, if a movie receives a more restrictive rating than expected, the producer may elect to edit the movie's content to obtain the desired rating. These editing changes increase the production costs of the movie. If editing of the movie would adversely affect the movie's quality in the opinion of the producer, the received rating may be accepted. Furthermore, if an NC-17 rating is received, the producer may elect to release the movie on an "unrated" basis, rather than with the NC-17 rating that generally would significantly limit the exhibition and marketing venues of the movie.

•
Movie Releases.  Distributors develop and follow various systematic release campaigns for movies, generally depending on the movie's content, targeted audience, potential box office performance, and the existing competitive environment at the time of release. The extent of a theatrical release will generally depend upon whether the distributor believes the movie will have a broad, mass appeal and significant audience interest has developed or will develop in advance of the release that would justify a wide theatrical release campaign (exhibition on more than 1,500 screens). Alternatively, the distributor may utilize a limited release campaign to develop a gradual public awareness of the movie. This release approach is often used for movies that have a particular targeted audience appeal and once these movies have achieved some limited box office success, the release may be expanded to a greater number of screens.

Our Business Plan for the Next Twelve Months. Skater Girl is in the final stage of post-production. We plan to continue to the take steps necessary to prepare Skater Girl for distribution.  Once Skater Girl is complete, we plan to submit Skater Girl to a select number of film festivals and simultaneously seek to sell off Skater Girl’s domestic and foreign distribution rights for DVD, television, online distribution, and other ancillary markets.  We do not anticipate generating any revenues in the next twelve months. Our current cash on hand is sufficient to fund our development activities, including distribution of Skater Girl, through the next 12 months, as we anticipate our monthly expenses will be approximately $1,500 to $4,000 each month.

The steps we need to complete Skater Girl and estimated budget include:

Steps required	Estimated budget
1) Completion of editing	$2,000
2) Selection of music for Skater Girl’s soundtrack	n/a
3) Licensing of selected music from recording artists and/or their record labels	$3,000
4) Sound design and folly editing for Skater Girl	$1,500
5) Final sound mix including movie dialogue, soundtrack music, and folly sound	$1,000
6) Color correction of Skater Girl	$1,500
7) Mastering of the digital master	$1,500
Total	$10,500

Upon completion of Skater Girl, we anticipate that our next steps will be submitting Skater Girl to a select number of film festivals.  The specific festivals which the movie will be submitted will be contingent on the combination of the following:

•	the date we complete Skater Girl;
•	which festivals and deadlines coincide with Skater Girl’s completion date; and
•	which of these festivals are appropriate venues for Skater Girl to be seen.

Simultaneously, we intend to market Skater Girl to DVD, television, and online distributors, as well as other ancillary channels of distribution in an effort to secure domestic and foreign distribution for Skater Girl.

Marketing Strategy.   Our marketing efforts and press to date include:

•	an online blog and email updates chronicling the production of Skater Girl with pictures and happenings on the set and beyond. http://skatergirlmovie.blogspot.com/;
•	a website devoted to Skater Girl at skatergirlmovie.com
•	tracking by filmfinders, an online database that tracks films and their distribution rights for territories and markets around the world; and
•	listings on the Internet Movie Database (imdb.com) an amazon.com company, Yahoo! movies, and listing on Hollywood.com

We intend to execute our marketing strategy as follows:

•
Film Festivals: The decision to distribute theatrically will be made after gauging Skater Girl’s success at a few select film festivals including: Sundance, Berlin, Rotterdam, and Cannes. Film festivals also provide opportunities for other distribution companies to view Skater Girl, allowing for the possibility of an outright sale.

•	Distribution Agreement: We plan on engaging the services of Harlem Films which is operated by Mr. Mirman, to ensure the distribution of this film.

•	Foreign Sales and Licensing: We intend to enlist the efforts of a foreign sales agent to manage the property overseas and to generate licensing and distribution revenues.

Marketing & Distribution for Independent Films.  We believe that there is an opportunity for independent film distributors to reach new audiences in ways that were not possible previously.  Alternatives to mainstream channels of marketing and distribution continue to emerge for such films as a result of the prevalence and ease of using digital technologies.

Independent films traditionally have relied on winning acclaim at film festivals and the long-term development of an audience through limited release in order to attract the attention of major distributors.  In addition to the ability to target consumers through the use of the internet and online marketing, we believe that a significant change has resulted from social networking sites such as MySpace, Facebook, Friendster and video sharing sites like Youtube.  In our estimation, each of these sites promises a new way to build audiences faster, cheaper, and more efficiently.

The development of digital distribution channels significantly also reduces the costs involved in film distribution. No prints need to be produced, but requires only that a single lossless digital copy be uploaded to a server, making a film much more readily available online to a wide range of potential viewers.  In addition, opportunities for distribution expanded through online video on demand services such as Netflix, Itunes, CinemaNow, Blockbuster online as well as other smaller or emerging services.

Intellectual Property.   We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for Skater Girl and any future pictures under the laws of the applicable jurisdictions.

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws.

Copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy. The United States Copyright Office registers claims to copyright and issues certificates of registration but does not "grant" or "issue" copyrights. Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright does not cover the idea or concept behind the work or any characters portrayed in the work. Registration in the Copyright Office establishes a public record of the copyright claim.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.  Skater Girl is considered a work made for hire, and therefore we are considered the author of Skater Girl, and the individuals who actually created the work, for copyright purposes.

To register a motion picture, a signed application; a complete copy of the motion picture being registered; a written description of the contents of the motion picture; and a filing fee must be sent to the United States Copyright Office. A copyright registration is effective on the date the Copyright Office receives all the required elements in acceptable form.   Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to our company, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Competition.  The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment. We will be competing with the major film studios that dominate the motion picture industry. Some of the companies we compete with include: News Corporation's Twentieth Century Fox; AOL Time Warner's Warner Bros. including Turner, New Line Cinema and Castle Rock Entertainment; Viacom's Paramount Pictures; Vivendi Universal's Universal Studios; Sony Corp.'s Sony Pictures including Columbia and TriStar; Walt Disney Company's Buena Vista, Touchstone and Miramax and Metro-Goldwyn-Mayer including MGM Pictures, UA Pictures, Orion and Goldwyn. We will also compete with numerous independent motion picture production companies, television networks, and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Nearly all of our competitors are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements. In addition, Skater Girls compete for audience acceptance with motion pictures produced and distributed by other companies. Our success is dependent on public taste, which is both unpredictable and susceptible to rapid change.

In order to be competitive, we intend to create independent motion pictures of aesthetic and narrative quality comparable to the major film studios that appeal to a wide range of public taste both in the United States and abroad. We plan to be very selective in which literary properties we will acquire and develop and which on- and off-screen talent we will employ. Also, we plan on exploiting all methods of distribution available to motion pictures.

Government Regulation.  We intend to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general.

Our Research and Development.  We are not currently conducting any research and development activities, other than developing strategies to market and distribute Skater Girl, when completed.

Facilities. We do not own any property. We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 18 W. 21st Street, 5th Floor, New York City, New York 10010.   Of these facilities, the office space that we utilize has varied from between approximately 300 to 700 square feet, depending on the activities undertaken by us at the time; therefore, the cost to us for these facilities has varied from between approximately $1,000 to $2,000 per month.  The use of this space is provided to us pursuant to an agreement with a related party, Harlem Films, Inc. owned by Daniel Mirman, one of our officers and directors.

Employees.   We do not have any employees. The individuals who are our officers and directors are retained on an independent contractor basis.  We also have agreements with our five principal cast members, which provide for a percentage of profits from any revenues generated by Skater Girl.  We also have entered into various agreements with extras, locations, crew, and similar service suppliers.

ITEM 2. DESCRIPTION OF PROPERTY.

Property Held. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2006	December 31, 2007
Cash and equivalents	$49,173	$28,037

Facilities. We do not own any property. We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 18 W. 21st Street, 5th Floor, New York City, New York 10010.  Of the space available at these facilities, the office space that we utilize has varied from between approximately 300 to 700 square feet, depending on the activities undertaken by us at the time; therefore, the cost to us for these facilities has varied from between approximately $1,000 to $2,000 per month.  The use of this space is provided to us pursuant to an agreement with a related party, Harlem Films, Inc. owned by Daniel Mirman, one of our officers and directors.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Market Information.  Our securities are not listed for trading on any exchange or quotation service. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

We had 2,168,000 shares of common stock issued and outstanding as of December 31, 2007, which were held by approximately 28 shareholders.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place register for sale the shares of common stock held by our shareholders.

Dividends. There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

Equity Compensation Plans.  We currently do not have any equity compensation plans in place.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Information in this report contains “forward looking statements” which can be identified by the use of forward-looking words such as “believes”, “estimates”, “could”, “possibly”, “probably”, “anticipates”, “estimates”, “projects”, “expects”, “may” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements.  Among the key factors that have a direct bearing on our results of operations are the effects of various governmental regulations, the fluctuation of our direct costs and the costs and effectiveness of our operating strategy.  Other factors could also cause actual results to vary materially from the future results anticipated by those forward-looking statements.

Critical Accounting Policies and Estimates.

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
The basic earnings (loss) per share are calculated by dividing our net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
We provide for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on our likelihood to utilize the loss carry-forward.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
We have no current source of revenue; therefore we have not yet adopted any policy regarding the recognition of revenue or cost.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in our financial statements.

Background. Swinging Pig Productions, Inc. (“We” or the “Company”) is a development stage Florida corporation formed on June 25, 2004 to develop low-budget films that appeal to a broad audience.  To date, we have developed and produced the feature-length motion picture tentatively titled “Chronicles of a Skater Girl,” as our first film (“Skater Girl”).  Skater Girl is a coming-of-age skateboarding movie and we will direct our marketing efforts as such. Before marketing Skater Girl, we must complete post-production. We hope to continue operating to create a low-budget independent film model to be used in subsequent films.  However, from our inception on June 25, 2004 through the date of this report, our business operations have primarily been focused on developing Skater Girl.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin distribution of Skater Girl, if ever. Accordingly, we must raise cash from sources other than revenues that might be potentially generated from the distribution of Skater Girl.

We currently have no alternative sources of operational capital.  We estimate that our monthly expenses range from $1,500 - $4,000 per month.  We have kept our actual cash outflow to a minimum because we have an agreement with Harlem Films to provide office space, phone, servers, staff, and other management duties for Skater Girl and Harlem Films has agreed to defer reimbursement of most of the expenses and fees until a later date.  Harlem Films is owned by Dan Mirman, one of our officers and directors.

For the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Liquidity and Capital Resources.   As of December 31, 2007, we have $28,037 cash on hand and in our corporate bank accounts.  We also have $1,200 in related party receivables, in the form of loans from shareholders, making our total current assets $29,237. We have total current liabilities of $63,582, which consists of accounts payable and accrued expenses of $61,130 and loans payable to shareholders of $2,452 as of December 31, 2007.

Results of Operations.  As of December 31, 2007, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended December 31, 2007, we generated no revenues from our operations.   We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the year ended December 31, 2007, our total expenses were $20,257, which were represented by $7,544 for general and administrative expenses, $10,000 for management fees, and $2,713 for production expenses.  Our loss from operations and net loss was also $20,257 for the year ended December 31, 2007.  This is in comparison to the year ended December 31, 2006, where our total expenses were $37,385, which was represented by $7,069 in general and administration expenses, $24,500 in management fees, and $5,816 in production expenses.  The expenses were higher for the year ended December 31, 2006 since we conducted the majority of our film production expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we complete Skater Girl and arrange for its distribution.  Our estimated budget to complete post-production on Skater Girl is:

Steps required	Estimated budget
1) Completion of editing	$2,000
2) Selection of music for Skater Girl’s soundtrack	n/a
3) Licensing of selected music from recording artists and/or their record labels	$3,000
4) Sound design and folly editing for Skater Girl	$1,500
5) Final sound mix including movie dialogue, soundtrack music, and folly sound	$1,000
6) Color correction of Skater Girl	$1,500
7) Mastering of the digital master	$1,500
Total	$10,500

Upon completion of Skater Girl, we anticipate that our next steps will be submitting to a select number of film festivals.  The specific festivals which the movie will be submitted will be contingent on the combination of the following:  the date we complete Skater Girl; which festivals and deadlines coincide with Skater Girl’s completion date; and which of these festivals are appropriate venues for Skater Girl to be seen.  Simultaneously, we will market Skater Girl to DVD, television, and online distributors, as well as other ancillary channels of distribution in an effort to secure domestic and foreign distribution for Skater Girl.

We had cash of $28,037 as of December 31, 2007. We believe we do have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

We anticipate fixed monthly costs of between $1,500 and $4,000.  We estimate that we will require approximately $10,500 to complete the post production on Skater Girl and to arrange for distribution. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

We do not anticipate conducting any such activities in the near future. In the event that we change the focus of our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Swinging Pig Productions, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Swinging Pig Productions, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on June 25, 2004 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swinging Pig Productions, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on June 25, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred net losses of $277,545 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2007	December 31, 2006
CURRENT ASSETS

Cash	$28,037	$49,173
Related party receivables	1,200	1,200

Total Current Assets	29,237	50,373

TOTAL ASSETS	$29,237	$50,373

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$61,130	$62,009
Related party payables	2,452	2,452

Total Current Liabilities	63,582	64,461

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 5,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(277,545)	(257,288)

Total Stockholders' Equity (Deficit)	(34,345)	(14,088)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$29,237	$50,373

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on June 25,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

Production expenses	2,713	5,816	143,184
Management fees	10,000	24,500	100,500
General and administrative	7,544	7,069	33,861

Total Operating Expenses	20,257	37,385	277,545

LOSS FROM OPERATIONS	(20,257)	(37,385)	(277,545)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE INCOME TAXES	(20,257)	(37,385)	(277,545)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(20,257)	$(37,385)	$(277,545)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share	1,200,000	1,200	-	-	1,200

Shares issued for cash
at $0.25 per share	894,000	894	222,606	-	223,500

Net loss since inception
through December 31, 2004	-	-	-	(121,538)	(121,538)

Balance, December 31, 2004	2,094,000	2,094	222,606	(121,538)	103,162

Shares issued for cash
at $0.25 per share	74,000	74	18,426	-	18,500

Net loss for the year ended
December 31, 2005	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	2,168,000	2,168	241,032	(219,903)	23,297

Net loss for the year ended
December 31, 2006	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	2,168,000	2,168	241,032	(257,288)	(14,088)

Net loss for the year ended
December 31, 2007	-	-	-	(20,257)	(20,257)

Balance, December 31, 2007	2,168,000	$2,168	$241,032	$(277,545)	$(34,345)

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on June 25,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2007	2006	2007

OPERATING ACTIVITIES

Net loss	$(20,257)	$(37,385)	$(277,545)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables	-	-	(1,200)
Changes in accounts payable and
accrued expenses	(879)	7,823	61,130

Net Cash Used by Operating Activities	(21,136)	(29,562)	(217,615)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	-	-	2,452
Common stock issued for cash	-	-	243,200

Net Cash Provided by Financing Activities	-	-	245,652

NET DECREASE IN CASH	(21,136)	(29,562)	28,037

CASH AT BEGINNING OF PERIOD	49,173	78,735	-

CASH AT END OF PERIOD	$28,037	$49,173	$28,037

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1.    GENERAL ORGANIZATION AND BUSINESSES

Swinging Pig Productions, Inc., (A Development Stage Company) was incorporated on June 25, 2004 under the laws of the State of Florida.  Chronicles of a Skater Girl, LLC, (A Film Production Company), was incorporated on August 11, 2004 under the laws of the State of Florida, as a wholly owned subsidiary of Swinging Pig Productions, Inc. (The Company).

NOTE  2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE  2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3.    INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$(7,900))	$(14,580))
Common stock issued for services	-)	-)
Valuation allowance	7,900	14,580
Income tax expense per books	$-)	$-)

Net deferred tax assets consist of the following components as of:

	December 31, 2007	December 31, 2006
NOL carryover	$108,243	$100,343)
Valuation allowance	(108,243)	(100,343)
Net deferred tax asset	$-)	$-)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $277,545 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4.    STOCKHOLDERS’ EQUITY

Common Stock

On June 25, 2004, the Board of Directors authorized 600,000 shares each at par value to its two founding members.

During calendar year 2004 and 2005 The Company completed an unregistered private offering under the Securities Act of 1933, as amended. Relying upon the exemption specified by the provisions of 4(2) of the Act and Rule 506 of Regulation D promulgated there under. The Company received subscriptions for 968,000 common shares of stock under a Regulation 506 offering.  The Company sold 800,940 shares in 2004 and 74,000 shares in 2005 of its $0.001 par value common stock at a price of $0.25 per share for $223,500 in 2004 and $18,500 in 2005.

NOTE 5.    RELATED PARTY TRANSACTIONS

The Company was provided with office space, and management services by one of the shareholders through his wholly owned company [Harlem Films, Inc.] during the period from inception through December 31, 2007 in the amount of $90,500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts, if they arise.

NOTE  6.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in the notes to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $277,545 as of December 31, 2007.

Management may seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE  7.    CONTINGENCIES

The Company entered into a personal services contract with five (5) actors requiring a maximum payment to each actor of .6% of net profits up to a maximum of $10,000 each.  The payment is based upon the net profits of a specific film produced by the wholly owned subsidiary, Chronicles of a Skater Girl, LLC.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE  8.    THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 12/15/08.  The Company believes the implementation of this standard will have no effect on our financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

ITEM 8B. OTHER INFORMATION.

None during the reporting period.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management.  The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have not entered into employment agreements with any of our key executives. We cannot guaranty that each executive will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management.  Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Julie Mirman	32	President and Executive Producer, Director
Daniel Mirman	37	Treasurer, Secretary, Director

Julie Mirman has served as our President, Chief Executive Officer and one of our directors since our inception in 2004.  Ms. Mirman worked from June 2004 through April 2005 as Producer of Skater Girl.  She has always had a passion for entertainment. She began her career as an actress in New York City, where she was seen on stage in many off-Broadway productions and in a short appearance on “Saturday Night Live.”  In 2000 she made her way to Los Angeles, where she appeared on such television shows as “Will and Grace,” “Felicity,” “JAG,” “Jack and Jill,” and “The Practice.”  Ms. Mirman worked as a director’s assistant for the WB television studio from May 1998 to January 1999, gaining insight into the world of production.  In 2004, she teamed up with her brother, writer/director Dan Mirman (“Starlight Lotto,” “Chronicles of a Skater Girl”), to form Swinging Pig Productions, Inc.

Since 2007, Julie Mirman has been employed as an assistant district attorney with the Queens New York District attorney’s office, domestic violence division.  She is a member of the New York and New Jersey bar associations.  From 2005 to 2006, she was a law clerk with the law firm of Goldsmith, Richman, & Harz, in New York.  In 2006, Ms. Mirman earned her Juris Doctor after studying Entertainment Law at Southwestern Law School, in Los Angeles, California.  In the interim, Ms. Mirman studied for the New Jersey, New York and Florida bar exams.  She has other experience working on the advance team for Former President Clinton, starting a tutoring program to help Los Angeles’s inner city youth and working with the Independent Film Report. In 1998, she received a BA in English from Washington University in 1998 with concurrent studies in Kenya and Argentina.  Ms. Mirman is not an officer or director of any reporting company.

Daniel S. Mirman has served as our Treasurer, Secretary and one of our directors since our inception.    He founded Harlem Films, a film distribution company, in August 2002.  Harlem Films’ projects have included “CGI Stories Project,” for the Clinton Global Initiative; “How to Make a Commitment” for the Clinton Foundation; a documentary on President Bill Clinton; and other projects. He has served as writer and director for Chronicles of a Skater Girl, LLC, our subsidiary. In order to gain access to the distribution community, Mr. Mirman instituted the Independent Film Report, a weekly email newsletter with a subscription base of approximately 200,000 people. Mr. Mirman previously had started Pangea Sport, Inc. in Heidelberg, Germany, which pioneered the college clothing market for European universities. He has authored a book based on his experience titled Transplanting the American Dream, which chronicles the launch and execution of a small grassroots company in Europe.  This book explores the landscape of living, working, and traveling in Europe through the eyes of an American. From March 2002 to July 2003, Mr. Mirman acted as the New York chairperson of the Global Peace Congress, a peace organization started after the tragedy of September 11.

In June 2001, he directed an Off- Broadway play titled Starlight Lotto, and in 1994 he directed “Prague Under The Bridge”, a documentary on Prague funded by Duke University and told through the interviews of 500 people. Previously, Mr. Mirman was a writer and producer for one of the first reality TV shows, “Road Trip.” He assisted in all aspects of the show’s formation, from the development of the concept to the execution of the trip. “Road Trip” aired on TBS in January 1994 and was the precursor to “Road Rules.” Mr. Mirman earned his Juris Doctor from New York Law School in 2007. He has also done graduate work in Film Studies at the NYU Tisch School, and studied at the Swedish Film Institute in Stockholm, Sweden. He holds a B.S. in Economics and English Literature from the University of New Hampshire, which he earned in 1993.  Mr. Mirman is not an officer or director of any reporting company.

Ms. Mirman and Mr. Mirman are siblings.   There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Nominating Committee.  Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Daniel Mirman
18 W. 21st Street, 5th Floor, New York City, New York 10010. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our operations, we believe the services of a financial expert are not warranted at this time.

Audit Committee. Presently, the board of directors acts as the audit committee.

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2007, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics. We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table.  The compensation of the named executive officers for the last completed fiscal year ended December 31, 2006 and for the year ended December 31, 2007 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Julie Mirman, President	2006	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Daniel Mirman, Secretary,Treasurer	2006	0	0	0	0	0	0	0	0 See note (1)
	2007	0	0	0	0	0	0	0	0
(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Employment Contracts. We do not anticipate that we will enter into any employment contracts with any of our officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Julie Mirman, president	0	0	0	0	n/a	0	0	0	0

Daniel Mirman, secretary, treasurer	0	0	0	0	n/a	0	0	0	0

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options.  The stock option plan will be designed to retain qualified and competent officers, employees, and directors.  Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees.  Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors.  Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Director Compensation. The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Daniel Mirman	0	0	0	0	0	0	0

Julie Mirman	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Daniel Mirman 18 W. 21st Street, 5th Floor, New York City, New York 10010	600,000 shares Secretary, Treasurer, Director	27.7%

Common Stock	Julie Mirman 18 W. 21st Street, 5th Floor, New York City, New York 10010	600,000 shares President, Director	27.7%

Common Stock	All officers and directors as a group	1,200,000 shares	55.4%

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities.  The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us.  As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor.  Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs.  A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions. There have been no related party transactions, except for the following:

In June 2004, we issued 600,000 shares of our common stock to each of Julie Mirman and Daniel Mirman, i.e., an aggregate total of 1,200,000 shares, in exchange for cash of $600 from each, or a total of $1,200.

In July 2004, we entered into an agreement with Harlem Films, Inc. a Florida corporation, to provide office space and management services for a monthly fee of between $1,000 and $3,000 to be set by Harlem Films, Inc.  Harlem Films, Inc. is owned by Daniel Mirman, who is one of our officers and directors. The amount owing to Harlem Films, Inc. from our inception through December 31, 2007 is $90,500.  This agreement is attached as Exhibit 10.1.

We paid Daniel Mirman a total of $16,500 from our inception to the year ended December 31, 2007 for his services as an independent consultant for production work and administrative services rendered to us.  These services and monies rendered were paid to Mr. Mirman as a consultant and not in his capacity as an employee, or as our officer or director.  The payments to Mr. Mirman are as follows:

•	2004 - $9,000;
•	2005 - $2,000;
•	2006 - $3,000; and
•	2007 - $2,500.

Dan Mirman charged $300 of our expenses to his personal credit card. There are no specific repayment terms or agreements with Mr. Mirman. We have agreed to repay him solely at our discretion.

Our wholly-owned subsidiary, Chronicles of a Skater Girl, LLC.  Daniel Mirman was paid by Chronicles of a Skater Girl, LLC, our wholly-owned subsidiary, the amount of $2,500 for his work as Director of “Chronicles of a Skater Girl.”  Julie Mirman was paid by Chronicles of a Skater Girl, LLC, $2,500 for her work as Producer of “Chronicles of a Skater Girl.”  Mr. Mirman has also charged $2,125 in expenses for Chronicles of a Skater Girl, LLC, to his personal credit card.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclosing such transactions in prospectuses where required;
•	disclosing in any and all filings with the Securities and Exchange Commission, where required;
•	obtaining disinterested directors consent; and
•	obtaining shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 13. EXHIBITS

3.1	Articles of Amendment to Articles of Incorporation (1)
3.1.2	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Harlem Films for Office Space and Services (1)
10.2	Actor Agreement(1)
21	Subsidiary (1)
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer

(1) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB filed with the Securities and Exchange Commission on December 13, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed in each of the years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $4,500 and $3,500, respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2007 and 2006.

Tax Fees. For the years ended December 31, 2007 and 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.  None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in New York, New York, on April 12, 2008.

Swinging Pig Productions, Inc. a Florida corporation

By:	/s/ Julie Mirman
Its:	Julie Mirman Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Julie Mirman	April 12, 2008
Julie Mirman
Its:	Principal Executive Officer President and a Director

By:	/s/ Daniel Mirman	April 12, 2008
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director