Form 10-Q
period 2008-03-31
SWINGING PIG PRODUCTIONS INC
filed 2008-05-20
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______to_______

Commission File Number: 000-52979

Swinging Pig Productions, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 W. 21st Street, 5th floor New York, NY 10010
(Address of principal executive offices)

(646) 827-9381
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 20, 2008, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31, 2008	December 31, 2007

CURRENT ASSETS

Cas	$20,464	$28,037
Related party receivables	1,200	1,200

Total Current Assets	21,664	29,237

TOTAL ASSETS	$21,664	$29,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$66,000	$61,130
Related party payables	2,452	2,452

Total Current Liabilities	68,452	63,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 5,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(289,989)	(277,545)

Total Stockholders' Equity (Deficit)	(46,789)	(34,345)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$21,664	$29,237

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			June 25, 2004
	For the 3 Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Production expenses	242	714	143,426
Management fees	1,500	1,500	102,000
General and administrative	5,702	5,702	39,563

Total Operating Expenses	7,444	7,916	284,989

LOSS FROM OPERATIONS	(7,444)	(7,916)	(284,989)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(7,444)	(7,916)	(284,989)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(7,444)	$(7,916)	$(284,989)

BASIC LOSS PER COMMON SHARE	$(0.003)	$(0.004)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on June 25,
	For the 3 Months Ended		2004 Through
	March 31,		March 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(7,444)	$(7,916)	$(284,989)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables			(1,200)
Changes in accounts payable and
accrued expenses	4,870	(1,936)	61,000

Net Cash Used by Operating Activities	(2,574)	(9,852)	(225,189)

INVESTING ACTIVITIES			-

FINANCING ACTIVITIES

Loans from related parties	-	-	2,452
Common stock issued for cash	-	-	243,200

Net Cash Provided by Financing Activities	-	-	245,652

NET DECREASE IN CASH	(2,574)	(9,852)	20,464

CASH AT BEGINNING OF PERIOD	28,037	49,173	-

CASH AT END OF PERIOD	$20,464	$42,838	$20,464

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2008)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of March 31, 2008 filed on Form 10-KSB.

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

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Liquidity and Capital Resources.   As of March 31, 2008, we have $20,464 cash on hand and in our corporate bank accounts.  We also have $1,200 in related party receivables, in the form of loans from shareholders, making our total current assets $21,664. We have total current liabilities of $68,452, which consists of accounts payable and accrued expenses of $66,000 and loans payable to shareholders of $2,452 as of March 31, 2008.

Results of Operations.  As of March 31, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended March 31, 2008, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended March 31, 2008, our total expenses were $7,444, which were represented by $5,702 for general and administrative expenses, $1,500 for management fees, and $242 for production expenses.  Our loss from operations and net loss was also $7,444 for the three months ended March 31, 2008.  This is in comparison to the three months ended March 31, 2007, where our total expenses were $7,916, which was represented by $5,702 in general and administration expenses, $1,500 in management fees, and $714 in production expenses.  The expenses were higher for the three months ended March 31, 2007 since we had greater film production expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $20,464 as of March 31, 2008. We believe we do have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc. a Florida corporation

May 20, 2008	By:	/s/ Julie Mirman
Julie Mirman Principal Executive Officer, President and a Director

May 20, 2008	By:	/s/ Daniel Mirman
Daniel Mirman Principal Financial Officer, Treasurer, Secretary and a Director