Form 10-Q
period 2008-06-30
SWINGING PIG PRODUCTIONS INC
filed 2008-08-13
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission File Number: 000-52979

Swinging Pig Productions, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 W. 21st Street, 5th floor New York, NY 10010
(Address of principal executive offices)

(646) 827-9381
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 12, 2008, the issuer the following classes of its stock issued and outstanding:

Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007

CURRENT ASSETS

Cash	$15,317	$28,037
Related party receivables	1,200	1,200

Total Current Assets	16,517	29,237

TOTAL ASSETS	$16,517	$29,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$67,603	$61,130
Related party payables	2,452	2,452

Total Current Liabilities	70,056	63,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(296,738)	(277,545)

Total Stockholders' Equity (Deficit)	(53,538)	(34,345)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$16,517	$29,237

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	June 25, 2004 (inception) to June 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Production expenses	690	351	931	1,065	144,115
Management fees	1,500	6,500	3,000	8,000	103,500
General and administrative	4,390	1,712	10,093	2,426	43,954

Total Operating Expenses	6,580	8,563	14,024	11,491	291,569

LOSS FROM OPERATIONS	(6,580)	(8,563)	(14,024)	(11,491)	(291,569)

OTHER EXPENSES

Interest expense	-	-	-	-

Total Other Expenses	-	-	-	-

LOSS BEFORE INCOME TAXES	(6,580)	(8,563)	(14,024)	(11,491)	(291,569)
PROVISION FOR INCOME TAXES	-		-	-

NET LOSS	$(6,580)	$(8,563)	$(14,024)	$(11,491)	$(291,569)

BASIC LOSS PER COMMON SHARE	$(0)	$(0)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	June 25, 2004, (inception) to June 30, 2008

OPERATING ACTIVITIES

Net loss	$(14,024)	$(11,491)	$(291,569)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables
Changes in accounts payable and
accrued expenses	6,473	(871)	62,603

Net Cash Used by Operating Activities	(7,551)	(12,362)	(228,966)

INVESTING ACTIVITIES

FINANCING ACTIVITIES

Loans from related parties		-	2,452
Common stock issued for cash		-	243,200

Net Cash Provided by Financing Activities			245,652

NET DECREASE IN CASH	(7,551)	(12,362)	16,686

CASH AT BEGINNING OF PERIOD	25,970	49,173

CASH AT END OF PERIOD	$15,317	$36,811	$15,317

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008)

NOTE 1	-CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2	-GOING CONCERN

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

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2007 filed on Form 10-KSB.

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

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Liquidity and Capital Resources.   As of June 30, 2008, we have $15,317 cash on hand and in our corporate bank accounts.  We also have $1,200 in related party receivables, in the form of loans to shareholders, making our total current assets $16,517.  We have total current liabilities of $70,056, which consists of accounts payable and accrued expenses of $67,603 and loans payable to shareholders of $2,452 as of June 30, 2008.

Results of Operations.  As of June 30, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2008, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended June 30, 2008, our total expenses were $6,580, which were represented by $4,390 for general and administrative expenses, $1,500 for management fees, and $690 for production expenses.  Our loss from operations and net loss was also $6,580 for the three months ended June 30, 2008.  This is in comparison to the three months ended June 30, 2007, where our total expenses were $8,563, which was represented by $1,712 in general and administration expenses, $6,500 in management fees, and $351 in production expenses.  The aggregate expenses were higher for the three months ended June 30, 2007 since we had greater film production expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Results of Operations.  As of June 30, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2008, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the six months ended June 30, 2008, our total expenses were $14,024, which were represented by $10,093 for general and administrative expenses, $3,000 for management fees, and $931 for production expenses.  Our loss from operations and net loss was also $14,024 for the six months ended June 30, 2008.  This is in comparison to the six months ended June 30, 2007, where our total expenses were $11,491, which was represented by $2,426 in general and administration expenses, $8,000 in management fees, and $1,065 inn production expenses.  The aggregate expenses were higher for the six months ended June 30, 2008 since we had greater general and administrative expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $15,317 as of June 30, 2008. We believe we do have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Our registration statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission on July 24, 2007.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc.
a Florida corporation

By:	/s/ Julie Mirman	August 12, 2008
Julie Mirman
Its:	Principal Executive Officer, President and a Director

By:	/s/ Daniel Mirman	August 12, 2008
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director