Form 10-Q
period 2008-09-30
SWINGING PIG PRODUCTIONS INC
filed 2008-11-14
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 13, 2008, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	Sept 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$4,734	$28,037
Related party receivables	1,200	1,200

Total Current Assets	5,934	29,237

TOTAL ASSETS	$5,934	$29,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$48,801	$61,130
Related party payables	252	2,452

Total Current Liabilities	49,053	63,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(286,319)	(277,545)

Total Stockholders' Equity (Deficit)	(43,119)	(34,345)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$5,934	$29,237

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine	June 25, 2004,
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Production expenses	240	227	1,251	1,292	138,270
Management fees	3,500	2,000	3,500	10,000	97,000
General and administrative	3,041	4,301	11,023	6,727	51,049

Total Operating Expenses	6,781	6,528	15,774	18,019	286,319

LOSS FROM OPERATIONS	(6,781)	(6,528)	(15,774)	(18,019)	(286,319)

OTHER EXPENSES

Interest expense	-

Total Other Expenses	-

LOSS BEFORE INCOME TAXES	(6,781)	(6,528)	(15,774)	(18,019)	(286,319)
PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS	$(6,781)	$(6,528)	$(15,774)	$(18,019)	$(286,319)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended	June 25, 2004, (inception) to
	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(15,774)	$(18,019)	$(286,319)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables
Changes in accounts payable and
accrued expenses	(7,529)	(805)	48,801

Net Cash Used by Operating Activities	(23,303)	(18,824)	(237,518)

INVESTING ACTIVITIES

FINANCING ACTIVITIES

Loans from related parties		-	2,452
Common stock issued for cash		-	243,200

Net Cash Provided by Financing Activities	-	-	245,652

NET DECREASE IN CASH	(23,303)	(18,824)	(237,518)

CASH AT BEGINNING OF PERIOD	28,037	49,173

CASH AT END OF PERIOD	$4,734	$30,350	$4,734

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2008)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Liquidity and Capital Resources.   As of September 30, 2008, we have $4,734 cash on hand and in our corporate bank accounts.  We also have $1,200 in related party receivables, in the form of loans to shareholders, making our total current assets $5,934.  We have total current liabilities of $49,053, which consists of accounts payable and accrued expenses of $48,801 and loans payable to shareholders of $252 as of September 30, 2008.

Results of Operations.  As of September 30, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2008, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended September 30, 2008, our total expenses were $6,781, which were represented by $3,041 for general and administrative expenses, $3,500 for management fees, and $240 for production expenses.  Our loss from operations and net loss was also $6,781 for the three months ended September 30, 2008.  This is in comparison to the three months ended September 30, 2007, where our total expenses were $6,528, which was represented by $4,301 in general and administration expenses, $2,000 in management fees, and $227 in production expenses.  The aggregate expenses were only slightly higher for the three months ended September 30, 2007 since although our management fees were higher in the most recent period, the general and administrative expenses in that period were lower. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Results of Operations.  As of September 30, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2008, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the nine months ended September 30, 2008, our total expenses were $15,774, which were represented by $11,023 for general and administrative expenses, $3,500 for management fees, and $1,251 for production expenses.  Our loss from operations and net loss was also $15,774 for the nine months ended September 30, 2008.  This is in comparison to the nine months ended September 30, 2007, where our total expenses were $18,019, which was represented by $6,727 in general and administration expenses, $10,000 in management fees, and $1,292 in production expenses.  The aggregate expenses were lower for the nine months ended September 30, 2008 since even though we had greater general and administrative expenses in that period, our management fees were lower. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $4,734 as of September 30, 2008. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Swinging Pig Productions, Inc.
a Florida corporation

By:	/s/ Julie Mirman	November 13, 2008
Julie Mirman
Its:	Principal Executive Officer, President and a Director

By:	/s/ Daniel Mirman	November 13, 2008
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director