Form 10-K
period 2008-12-31
SWINGING PIG PRODUCTIONS INC
filed 2009-04-02
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2008.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to

Commission File Number: 000-52979.

Swinging Pig Productions, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 W. 21st Street, 5th floor New York, NY	10010
(Address of principal executive offices)	(Zip Code)

(646) 727-9272
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on March 26, 2009, based on $.25 per share, the last price at which the common equity was sold by the registrant as of that date, was $242,000.

As of March 26, 2009, there were 2,168,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

·	Film Format. Skater Girl was shot in DVC Pro 50, 24P Digital Video format.

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

Our Business Plan for the Next Twelve Months. Skater Girl is in the final stage of post-production. We plan to continue to the take steps necessary to prepare Skater Girl for distribution.  Once Skater Girl is complete, we plan to submit Skater Girl to a select number of film festivals and simultaneously seek to sell off Skater Girl’s domestic and foreign distribution rights for DVD, television, online distribution, and other ancillary markets.  We do not anticipate generating any revenues in the next twelve months. Our current cash on hand is insufficient to fund our development activities, including distribution of Skater Girl, through the next 12 months, as we anticipate our monthly expenses will be approximately $1,500 each month.

The steps we need to complete Skater Girl and estimated budget include:

Steps required	Estimated budget
1) Selection of music for Skater Girl’s soundtrack	$	n/a
2) Licensing of selected music from recording artists and/or their record labels		3,000
3) Sound design and folly editing for Skater Girl		$1,500
4) Final sound mix including movie dialogue, soundtrack music, and folly sound		$1,500
5) Color correction of Skater Girl		$1,000
6) Mastering of the digital master		$1,500
Total		$8,500

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

ITEM 2. DESCRIPTION OF PROPERTY.

Property Held. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2007	December 31, 2008
Cash and equivalents	$28,037	$1,902

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

We had 2,168,000 shares of common stock issued and outstanding as of December 31, 2008, which were held by approximately 28 shareholders.

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

For the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Liquidity and Capital Resources.   As of December 31, 2008, we have $1,902 cash on hand and in our corporate bank accounts. We have total current liabilities of $48,698, which consists of accounts payable and accrued expenses of $48,446 and loans payable to shareholders of $252 as of December 31, 2008.

Results of Operations.  As of December 31, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended December 31, 2008, we generated no revenues from our operations.   We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the year ended December 31, 2008, our total expenses were $19,451, which were represented by $1,263 for general and administrative expenses, $4,700 for management fees, and $13,488 for production expenses.  Our loss from operations and net loss was also $19,451 for the year ended December 31, 2008.  This is in comparison to the year ended December 31, 2007, where our total expenses were $20,257, which was represented by $7,544 in general and administration expenses, $10,000 in management fees, and $2,713 in production expenses.  The expenses were higher for the year ended December 31, 2007 since we conducted the majority of our post production expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we complete Skater Girl and arrange for its distribution.  Our estimated budget to complete post-production on Skater Girl is:

Steps required	Estimated budget
1) Selection of music for Skater Girl’s soundtrack	$	n/a
2) Licensing of selected music from recording artists and/or their record labels		3,000
3) Sound design and folly editing for Skater Girl		$1,500
4) Final sound mix including movie dialogue, soundtrack music, and folly sound		$1,500
5) Color correction of Skater Girl		$1,000
6) Mastering of the digital master		$1,500
Total		$8,500

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

We had cash of $1,902 as of December 31, 2008. We believe we will need additional funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which we will need additional funds  involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

We anticipate fixed monthly costs of between $500 and $1,500.  We estimate that we will require approximately $8,500 to complete the post production on Skater Girl and to arrange for distribution. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

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

December 31, 2008 and 2007

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Swinging Pig Productions, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Swinging Pig Productions, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 25, 2004 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swinging Pig Productions, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and since inception on June 25, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company has an accumulated deficit of $296,996, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
March 27, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS

Cash	$1,902	$28,037
Related party receivables	-	1,200

Total Current Assets	1,902	29,237

TOTAL ASSETS	$1,902	$29,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$48,446	$61,130
Related party payables	252	2,452

Total Current Liabilities	48,698	63,582

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 5,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(296,996)	(277,545)

Total Stockholders' Equity (Deficit)	(53,796)	(34,345)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$(5,098)	$29,237

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Years Ended		June 25, 2004 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Production expenses	13,488	2,713	144,447
Management fees	4,700	10,000	105,200
General and administrative	1,263	7,544	47,349

Total Operating Expenses	19,451	20,257	296,996

LOSS FROM OPERATIONS	(19,451)	(20,257)	(296,996)

OTHER EXPENSES

Interest expense		-

Total Other Expenses		-

LOSS BEFORE INCOME TAXES	(19,451)	(20,257)	(296,996)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(19,451)	$(20,257)	$(296,996)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)	(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,097,863

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Shares issued for cash
at $0.001 per share June 26, 2004	1,200,000	1,200	-	-	1,200

Shares issued for cash
at $0.25 per share October 5, 2004	894,000	894	222,606	-	223,500

Net loss since inception
through December 31, 2004	-	-	-	(121,538)	(121,538)

Balance, December 31, 2004	2,094,000	2,094	222,606	(121,538)	103,162

Shares issued for cash
at $0.25 per share March 11, 2005	74,000	74	18,426	-	18,500

Net loss for the year ended
December 31, 2005	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	2,168,000	2,168	241,032	(219,903)	23,297

Net loss for the year ended
December 31, 2006	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	2,168,000	2,168	241,032	(257,288)	(14,088)

Net loss for the year ended
December 31, 2007	-	-	-	(20,257)	(20,257)

Balance, December 31, 2007	2,168,000	$2,168	$241,032	$(277,545)	$(34,345)

Net loss for the year ended
December 31, 2008	-	-	-	(19,451)	(19,451)

Balance, December 31, 2008	2,168,000	$2,168	$241,032	$(296,996)	$(53,796)

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on June 25,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(19,451)	$(20,257)	$(296,996)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables	1200		-
Changes in accounts payable and			1,884
accrued expenses	(7,884)	(879)	48,446

Net Cash Used by Operating Activities	(26,135)	(21,136)	(246,666)

INVESTING ACTIVITIES		-

FINANCING ACTIVITIES

Loans from related parties		-	2,452
Common stock issued for cash		-	243,200

Net Cash Provided by Financing Activities	-	-	245,652

NET DECREASE IN CASH	(26,135)	(21,136)	7,186

CASH AT BEGINNING OF PERIOD	$28,037	49,173	$-

CASH AT END OF PERIOD	$1,902	$28,037	$1,902

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2008

NOTE 1.   GENERAL ORGANIZATION AND BUSINESSES

Swinging Pig Productions, Inc., (A Development Stage Company) was incorporated on June 25, 2004 under the laws of the State of Florida.  Chronicles of a Skater Girl, LLC, (A Film Production Company), was incorporated on August 11, 2004 under the laws of the State of Florida, as a wholly owned subsidiary of Swinging Pig Productions, Inc. (The Company). The company is in the business of developing independent feature film motion pictures.

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
December 31, 2007 and 2008

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2008	December 31, 2007
Income tax expense at statutory rate		$(7,900)
Common stock issued for services	-	-
Valuation allowance		7,900
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover		$108,243
Valuation allowance		(108,243)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $288,796 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 5.   RELATED PARTY TRANSACTIONS

The Company was provided with office space, and management services by one of the shareholders through his wholly owned company [Harlem Films, Inc.] during the period from inception through December 31, 2008 in the amount of $105,200.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2008

A related party receivable in the amount of $1200 was expensed as of December 31, 2008.

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

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $296,996 as of December 31, 2008.

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

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2008

NOTE  9.   NOTE CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 10.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

SWINGING PIG PRODUCTIONS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2008

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

ITEM 8B. Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8C. OTHER INFORMATION.

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

Name	Age	Position
Julie Mirman	33	President and Executive Producer, Director
Daniel Mirman	38	Treasurer, Secretary, Director

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

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2008, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Summary Compensation Table.  The compensation of the named executive officers for the last completed fiscal year ended December 31, 2006 and for the year ended December 31, 2008 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Julie Mirman, President	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Daniel Mirman, Secretary, Treasurer	2007	0	0	0	0	0	0	0	0 See note (1)
	2008	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Employment Contracts. We do not anticipate that we will enter into any employment contracts with any of our officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2008:

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

In July 2004, we entered into an agreement with Harlem Films, Inc. a Florida corporation, to provide office space and management services for a monthly fee of between $1,000 and $3,000 to be set by Harlem Films, Inc.  Harlem Films, Inc. is owned by Daniel Mirman, who is one of our officers and directors. The amount owing to Harlem Films, Inc. from our inception through December 31, 2008 is $101,500.  This agreement is attached as Exhibit 10.1.

We paid Daniel Mirman a total of $16,500 from our inception to the year ended December 31, 2008 for his services as an independent consultant for production work and administrative services rendered to us.  These services and monies rendered were paid to Mr. Mirman as a consultant and not in his capacity as an employee, or as our officer or director.  The payments to Mr. Mirman are as follows:

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

ITEM 13. EXHIBITS

Exhibit	Description
3.1	Articles of Amendment to Articles of Incorporation (1)
3.1.2	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Harlem Films for Office Space and Services (1)
10.2	Actor Agreement(1)
21	Subsidiary (1)
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer
(1) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB filed with the Securities and Exchange Commission on December 13, 2007, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.  The aggregate fees billed in each of the years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $7,000 and $4,500, respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2008 and 2007.

Tax Fees. For the years ended December 31, 2008 and 2007, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.  None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in New York, New York, on March 31, 2009.

Swinging Pig Productions, Inc. a Florida corporation

By:	/s/ Julie Mirman
Its:	Julie Mirman Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Julie Mirman	March 31, 2009
Julie Mirman
Its:	Principal Executive Officer President and a Director

By:	/s/ Daniel Mirman	March 31, 2009
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director