Form 10-Q
period 2009-03-31
SWINGING PIG PRODUCTIONS INC
filed 2009-05-14
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___to___

Commission File Number: 000-52979

Swinging Pig Productions, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 W. 21st Street, 5th floor New York, NY 10010
(Address of principal executive offices)

(646) 727-9272
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 13, 2009, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
		Restated
	March 31,	December 31,
	2009	2008
CURRENT ASSETS

Cash	$503	$1,902
Related party receivables	-	-

Total Current Assets	503	1,902

TOTAL ASSETS	$503	$1,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$47,872	$48,446
Related party payables	252	252

Total Current Liabilities	48,124	48,698

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 5,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(290,821)	(289,996)

Total Stockholders' Equity (Deficit)	(47,621)	(46,796)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$504	$1,902

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the 3 Months Ended March 31,		June 25, 2004 (inception) to March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

Production expenses	222	242	144,669
Management fees	-	1,500	98,200
General and administrative	603	5,702	47,952

Total Operating Expenses	825	7,444	290,821

LOSS FROM OPERATIONS	(825)	(7,444)	(290,821)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(825)	(7,444)	(290,821)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(825)	$(7,444)	$(290,821)

BASIC LOSS PER COMMON SHARE	$(0.000)	$(0.003)	(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,097,863

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the 3 Months Ended March 31,		From Inception on June 25, 2004 Through March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(825)	$(7,444)	$(290,821)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables
Changes in accounts payable and			1,884
accrued expenses	(574)	4,870	47,872

Net Cash Used by Operating Activities	(1,399)	(2,574)	(241,065)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Loans from related parties	-	-	2,452
Common stock issued for cash	-	-	243,200

Net Cash Provided by Financing Activities	-	-	245,652

NET DECREASE IN CASH	(1,399)	(2,574)	4,587

CASH AT BEGINNING OF PERIOD	1,902	28,037	$-

CASH AT END OF PERIOD	$503	$20,464	$503

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - ADJUSTMENTS

Due to an error in management expenses in the company’s 10K for the period ended 12/31/2008 there was an overstatement by $7000.  In the Balance Sheet of the 10Q for the period ended 3/31/2009 the company has restated its financials for the period ended 12/31/2008 to reflect the $7000 adjustment.  For “Deficit accumulated during the development stage” the stated amount was $296,996 but the corrected amount is $289,996. For “Total Stockholders' Equity (Deficit)” the stated amount was $53,796, but the corrected amount is $46,796.

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

Critical Accounting Policy and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2008 filed on Form 10-KSB.

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

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources.   As of March 31, 2009, we have $503 cash on hand and in our corporate bank accounts.  We have total current liabilities of $48,124, which consists of accounts payable and accrued expenses of $47,872 and loans payable to shareholders of $252 as of March 31, 2009.

Results of Operations.  As of March 31, 2009, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended March 31, 2009, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended March 31, 2009, our total expenses were $825, which were represented by $603 for general and administrative expenses and $222 for production expenses.  Our loss from operations and net loss was also $825 for the three months ended March 31, 2009.  This is in comparison to the three months ended March 31, 2008, where our total expenses were $7,444, which was represented by $5,702 in general and administration expenses, $1,500 in management fees, and $242 in production expenses.  The aggregate expenses were significantly higher for the three months ended March 31, 2008. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we complete Skater Girl and arrange for its distribution.  Our estimated budget to complete post-production on Skater Girl is:

Steps required	Estimated budget
1) Selection of music for Skater Girl’s soundtrack	$	n/a
2) Licensing of selected music from recording artists and/or their record labels		$3,000
3) Sound design and folly editing for Skater Girl		$1,500
4) Final sound mix including movie dialogue, soundtrack music, and folly sound		$1,500
5) Color correction of Skater Girl		$1,000
6) Mastering of the digital master		$1,500
Total		$8,500

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

We had cash of $503 as of March 31, 2009. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

We anticipate fixed monthly costs of between $300 - $500.  We estimate that we will require approximately $8,500 to complete the post production on Skater Girl and to arrange for distribution. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives: In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2009.

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

Swinging Pig Productions, Inc.
a Florida corporation

By:	/s/ Julie Mirman	May 14, 2009
Julie Mirman
Its:	Principal Executive Officer, President and a Director

By:	/s/ Daniel Mirman	May 14, 2009
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director