Form 10-Q
period 2009-06-30
SWINGING PIG PRODUCTIONS INC
filed 2009-08-19
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(646) 727-9272
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐oNo

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 19, 2009, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
CURRENT ASSETS

Cash	$7,414	$1,902
Related party receivables

Total Current Assets	7,414	1,902

TOTAL ASSETS	$7,414	$1,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$49,664	$48,446
Related party payables	7,552	252

Total Current Liabilities	57,216	48,698

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(293,002)	(289,996)

Total Stockholders' Equity (Deficit)	(49,802)	(46,796)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$7,414	$1,902

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	June 25, 2004 (inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Production expenses	1,840	690	2,452	931	146,509
Management fees		1,500		3,000	98,200
General and administrative	341	4,390	555	10,093	48,322

Total Operating Expenses	2,181	6,580	3,007	14,024	293,002

LOSS FROM OPERATIONS	(2,181)	(6,580)	(3,007)	(14,024)	(293,002)

OTHER EXPENSES

Interest expense	-	-		-

Total Other Expenses		-		-

LOSS BEFORE INCOME TAXES	(2,181)	(6,580)	(3,007)	(14,024)	(293,002)
PROVISION FOR INCOME TAXES		-		-

NET LOSS	$(2,181)	$(6,580)	$(3,007)	$(14,024)	$(293,002)

BASIC LOSS PER COMMON SHARE		$(0)		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended	June 25, 2004, (inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(3,007)	$(14,024)	$(293,002)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in related party receivables
Changes in accounts payable and			1,884
accrued expenses	1,666	6,473	49,538

Net Cash Used by Operating Activities	(1,341)	(7,551)	(242,434)

INVESTING ACTIVITIES

FINANCING ACTIVITIES

Loans from related parties	7,300		9,752
Common stock issued for cash			243,200

Net Cash Provided by Financing Activities			252,952

NET DECREASE IN CASH	5,512	(7,551)	-

CASH AT BEGINNING OF PERIOD	1,902	25,970

CASH AT END OF PERIOD	$7,414	$15,317	$7,414

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Liquidity and Capital Resources.   As of June 30, 2009, we have $7414 cash on hand and in our corporate bank accounts.  We have total current liabilities of $57,216, which consists of accounts payable and accrued expenses of $49,664 and loans payable to shareholders of $7552 as of June 30, 2009.

Results of Operations.  As of June 30, 2009, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2009, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended June 30, 2009, our total expenses were $2181, which were represented by $258 for general and administrative expenses and $1,840 for production expenses.  Our loss from operations and net loss was also $2181 for the three months ended June 30, 2009.  This is in comparison to the three months ended June 30, 2008, where our total expenses were $6,580, which were represented by $4,390 for general and administrative expenses, $1,500 for management fees, and $690 for production expenses.  Our loss from operations and net loss was also $6,580 for the three months ended June 30, 2008.   The aggregate expenses were significantly higher for the three months ended June 30, 2008. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Results of Operations.  As of June 30, 2009, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2009, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the six months ended June 30, 2009, our total expenses were $3007, which were represented by $555 for general and administrative expenses and $2452 for production expenses.  Our loss from operations and net loss was also $3007 for the six months ended June 30, 2009.  This is in comparison to the six months ended June 30, 2008, where our total expenses were $14,024, which were represented by $10,093 for general and administrative expenses, $3,000 for management fees, and $931 for production expenses.  Our loss from operations and net loss was also $14,024 for the six months ended June 30, 2008. The aggregate expenses were higher for the six months ended June 30, 2008 since we had greater general and administrative expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $7414 as of June 30, 2009. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Changes in internal controls over financial reporting: There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Julie Mirman	August 19, 2009
Julie Mirman Principal Executive Officer, President and a Director

/s/ Daniel Mirman	August 19, 2009
Daniel Mirman Principal Financial Officer, Treasurer, Secretary and a Director