Form 10-Q
period 2009-09-30
SWINGING PIG PRODUCTIONS INC
filed 2009-12-17
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of December 16, 2009, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	Sept 30, 2009	December 31, 2008
	(unaudited)	Restated
CURRENT ASSETS

Cash	$377	$1,902

Total Current Assets	377	1,902

TOTAL ASSETS	$377	$1,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,821	$(4)
Related party payables	56,052	48,702

Total Current Liabilities	59,873	48,698

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000
shares authorized, 2,168,000 shares issued	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(302,695)	(289,996)

Total Stockholders' Equity (Deficit)	(59,495)	(46,796)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$377	$1,902

The accompanying notes are an integral part of these financial statements.

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine	June 25, 2004,
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Production expenses	222	240	2,432	1,251	146,731
Management fees Related Party	-	3,500	-	3,500	98,200
General and administrative	9,471	3,041	10,268	11,023	57,765

Total Operating Expenses	9,471	6,781	12,700	15,774	302,695

LOSS FROM OPERATIONS	(9,693)	(6,781)	(12,700)	(15,774)	(302,695)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

LOSS BEFORE INCOME TAXES	(9,693)	(6,781)	(12,700)	(15,774)	(302,695)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(9,693)	$(6,781)	$(12,700)	$(15,774)	$(302,695)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	2,168,000	2,168,000	2,168,000	2,168,000

The accompanying notes are an integral part of these financial statements

SWINGING PIG PRODUCTIONS, INC. & SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Nine	For the Nine	June 25, 2004,
	Months Ended	Months Ended	(inception) to
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009

OPERATING ACTIVITIES

Net loss	$(12,700)	$(15,774)	$(302,695)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in accounts payable and
accrued expenses	3,825	(7,529)	3,821

Net Cash Used by Operating Activities	(8,875)	(23,303)	(298,874)

INVESTING ACTIVITIES

FINANCING ACTIVITIES

Loans from related parties	7,350		56,052
Common stock issued for cash			243,200

Net Cash Provided by Financing Activities	7,350	-	299,252

NET DECREASE IN CASH	(1,525)	(23,303)	(298,874)

CASH AT BEGINNING OF PERIOD	1,902	28,037

CASH AT END OF PERIOD	$377	$4,734	$377

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2009)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The company has accumulated a deficit in the amount of $302,695 from June 25, 2004 (date of inception) to September 30, 2009.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Swinging Pig Productions, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2009)

NOTE 3 –	RESTATEMENT NOTE

The Company has restated its Balance Sheet for the year ended December 31, 2008.   The Company decided that an Accounts Payable should be re-classified as a Related Party Payable.   This reclassification has no effect on the net income, retained earnings or earnings (loss) per share. The Company will re-audit its December 31, 2008 financials prior to its December 31, 2009 audit.

	YEAR ENDED DECEMBER 31, 2008

CURRENT LIABILITIES	ORIGINAL	CHANGE	RESTATED
Accounts payable and accrued expenses	$48,446	$(48,450)	$(4)
Related party payables	252	48,450	48,702

Total Current Liabilities	48,698	-	48,698

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

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Liquidity and Capital Resources.   As of September 30, 2009, we have $377 cash on hand and in our corporate bank accounts.  We have total current liabilities of $59,873, which consists of accounts payable and accrued expenses of $3,821 and loans payable to shareholders of $56,052 as of September 30, 2009.

Results of Operations.  As of September 30, 2009, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2009, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the three months ended September 30, 2009, our total expenses were $9,693, which were represented by $9,471 for general and administrative expenses and $222 for production expenses.  Our loss from operations and net loss was also $9,693 for the three months ended September 30, 2009.  This is in comparison to the three months ended September 30, 2008, where our total expenses were $6,781, which were represented by $3,041 for general and administrative expenses, $3,500 for management fees, and $240 for production expenses.  Our loss from operations and net loss was also $6,781 for the three months ended September 30, 2008.   The aggregate expenses were slightly higher for the three months ended September 30, 2008. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Results of Operations.  As of September 30, 2009, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.   We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2009, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.  For the nine months ended September 30, 2009, our total expenses were $12,700, which were represented by $10,268 for general and administrative expenses and $2,432 for production expenses.  Our loss from operations and net loss was also $12,700 for the nine months ended September 30, 2009.  This is in comparison to the nine months ended September 30, 2008, where our total expenses were $15,774, which were represented by $11,023 for general and administrative expenses, $3,500 for management fees, and $1,251 for production expenses.  Our loss from operations and net loss was also $15,774 for the nine months ended September 30, 2008. The aggregate expenses were higher for the nine months ended September 30, 2008 since we had greater general and administrative expenses in that period. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $377 as of September 30, 2009. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

We anticipate fixed monthly costs of between $150-200.  We estimate that we will require approximately $8,500 to complete the post production on Skater Girl and to arrange for distribution. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

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

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Julie Mirman	December 16, 2009
Julie Mirman Principal Executive Officer, President and a Director

/s/ Daniel Mirman	December 16, 2009
Daniel Mirman Principal Financial Officer, Treasurer, Secretary and a Director