Form 10-K
period 2009-12-31
SWINGING PIG PRODUCTIONS INC
filed 2010-04-15
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on March 26, 2009, based on $.25 per share, the last price at which the common equity was sold by the registrant as of that date , was $242,000.

As of April 14, 2010, there were 2,168,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Motion Picture Distribution.   Exploitation of the potential financial success of a movie primarily depends on the ability to license the motion picture's distribution rights for exhibition in theaters, on DVD and video rental, pay-per-view broadcast, cable, satellite and network television. Distribution arrangements are negotiated with distributors ( i.e. , studios and independent distribution companies). In addition to negotiating the terms of distribution arrangements, the distribution phase involves the making of distribution or print copies of the movie and delivery to exhibitors, and advertising and promotion of the movie. The independent movie production companies generally lack the resources (financial, personnel and exhibitor relationships) for distribution and, accordingly, utilize the services of distribution companies, including the major studios and their subsidiaries, for distribution.

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

Movie revenues are generated by exhibiting the movie in various channels or media (also known as release windows) within the distributor's assigned distribution area. The North American and international releases into the various distribution channels are sequentially timed, commencing with the movie's theatrical release followed by release into the non-theatrical venues ( i.e.,  airline flights and hotels), pay-per-view, cable and satellite, home video, network television, and syndicated television. International releases generally commence up to nine months following the initial North American release.

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

Marketing Strategy.    Our marketing efforts and press to date include:

•	an online blog and email updates chronicling the production of Skater Girl with pictures and happenings on the set and beyond. http://skatergirlmovie.blogspot.com/ ;
•	a website devoted to Skater Girl at skatergirlmovie.com
•	tracking by filmfinders, an online database that tracks films and their distribution rights for territories and markets around the world; and
•	listings on the Internet Movie Database (imdb.com) an amazon.com company, Yahoo! movies, and listing on Hollywood.com

We intend to execute our marketing strategy as follows:

•
Film Festivals :  The decision to distribute theatrically will be made after gauging Skater Girl’s success at a few select film festivals including: Sundance, Berlin, Rotterdam, and Cannes. Film festivals also provide opportunities for other distribution companies to view Skater Girl, allowing for the possibility of an outright sale.

•	Distribution Agreement : We plan on engaging the services of Harlem Films which is operated by Mr. Mirman, to ensure the distribution of this film.

•	Foreign Sales and Licensing: We intend to enlist the efforts of a foreign sales agent to manage the property overseas and to generate licensing and distribution revenues.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described in our previous filings with the Securities and Exchange Commission before purchasing any shares of our common stock.

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

Property Held.  As of the December 31, 2009, do not own any property.

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

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

We had 2,168,000 shares of common stock issued and outstanding as of December 31, 2009, which were held by approximately 28 shareholders.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

For the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Liquidity and Capital Resources.    As of December 31, 2009, we have $386 cash on hand and in our corporate bank accounts. We have total current liabilities of $126,143, which consists of accounts payable and accrued expenses of $2,111 and related party payables of $124,352.

Results of Operations.   As of December 31, 2008, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues. We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended December 31, 2009, we generated no revenues from our operations. We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the year ended December 31, 2009, our total expenses were $37,781, which were represented by $1,820 for general and administrative expenses, $24,000 for management fees, $9,307 for legal and professional and $2,654 for production expenses.  Our loss from operations and net loss was also $37,781 for the year ended December 31, 2009.  This is in comparison to the year ended December 31, 2008, where our total expenses were $38,751, which was represented by $4,420 in general and administration expenses, $24,000 in management fees, $8,019 for legal and professional and $2,312 in production expenses. We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

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

We had cash of $386 as of December 31, 2009. We believe we will need additional funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which we will need additional funds  involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations.

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

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, the current turmoil in the equity and credit markets. However, our ability to continue operations has been negatively affected by our inability to raise significant capital.

During the next three to six months, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Swinging Pig Productions, Inc.

We have audited the accompanying consolidated balance sheets of Swinging Pig Productions, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swinging Pig Productions, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
April 14, 2010

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Current assets
Cash	$386	$1,983

Total current assets	386	1,983

Total assets	$386	$1,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,111	$76
Related party payables	124,352	90,202

Total current liabilities	126,463	90,279

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(369,277)	(331,496)

Total stockholders’ deficit	(126,077)	(88,296)

Total liabilities and stockholders’ deficit	$386	$1,983

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from Inception (June 25, 2004) through December 31, 2009
Net revenue	$-	$-	$-

Operating expenses
Production costs	2,654	2,312	141,985
Management fees	24,000	24,000	132,000
Legal and professional	9,307	8,019	28,477
General and administrative	1,820	4,420	66,815

Total operating expenses	37,781	38,751	369,277

Loss from operations	(37,781)	(38,751)	(369,277)

Other income (expense), net	-	-	-

Loss before income taxes	(37,781)	(38,751)	(369,277)

Provision for income taxes	-	-	-

Net loss	$(37,781)	$(38,751)	$(369,277)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.17)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000	2,113,000

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH DECEMBER 31, 2009

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Issuance of founders’ common stock, June 26, 2004	1,200,000	1,200	-	-	1,200

Issuance of common stock for cash, October 5, 2004	894,000	894	222,606		223,500

Net loss	-	-	-	(124,238)	(124,238)

Balance, December 31, 2004	2,094,000	2,094	222,606	(124,238)	100,462

Issuance of common stock for cash, March 11, 2005	74,000	74	18,426		18,500

Net loss	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	2,168,000	2,168	241,032	(222,603)	20,597

Net loss	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	2,168,000	2,168	241,032	(259,988)	(16,788)

Net loss	-	-	-	(32,757)	(32,757)

Balance, December 31, 2007	2,168,000	2,168	241,032	(292,745)	(49,545)

Net loss	-	-	-	(38,751)	(38,751)

Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	$2,168	$241,032	$(369,277)	$(126,077)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from Inception (June 25, 2004) through December 31, 2009
Cash flows from operating activities
Net loss	$(37,781)	$(38,751)	$(369,277)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,034	(53)	2,111
Increase in related party payables	34,150	12,750	124,352

Net cash used in operating activities	(1,597)	(26,054)	(242,814)

Cash flows from investing activities
	-	-	-

Net cash used by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase in cash	(1,597)	(26,054)	386

Cash, beginning of period	1,983	28,037	-

Cash, end of period	$386	$1,983	$386

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Swinging Pig Productions, Inc. (the Company) is currently a development stage company under the provisions of the FASB Accounting Standards Codification (ASC) No. 915, “Development Stage Entities”, and was incorporated under the laws of the State of Florida on June 25, 2004.  Since inception, the Company has produced minimal revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is in the business of developing independent feature film motion pictures.

On August 11, 2004, the Company formed Chronicles of a Skater Girl, LLC in Florida, for the purpose of producing the Company first independent feature film.  The Company owns 100% of Chronicles of a Skater Girl, LLC.

The Company has evaluated subsequent events through April 14, 2010, the date these financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of Swinging Pig Productions, Inc. and it’s wholly owned subsidiary, Chronicles of a Skater Girl, LLC.  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

Revenue Recognition

Revenue is to be recognized, in accordance with ASC No. 926-605-25, “Entertainment – Films, Revenue Recognition”, from a sale or licensing arrangement of a film when (a) persuasive evidence of a sale or licensing arrangement with a customer exists, (b) the film is complete and has been delivered or is available for immediate delivery, (c) the license period has begun and the customer can begin its exhibition or sale, (d) fee is fixed or determinable, and (e) collection of the fee is reasonably assured.

Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (June 25, 2004) through December 31, 2009, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

 2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(369,277) from inception (June 25, 2004) through December 31, 2009. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer needs and evolving industry standards will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained.

3.              FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Determination of Fair Value

At December 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash	$386	$-	$-	$386
Liabilities
Accounts payable and accrued expenses	-	-	2,111	2,111
Related party payables	-	-	124,352	124,352
	$386	$-	$126,463	$126,463

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,983	$-	$-	$1,983
Liabilities
Accounts payable and accrued expenses	-	-	76	76
Related party payables	-	-	90,202	90,202
	$1,983	$-	$90,279	$90,279

4.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2009.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

5.             RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2009 and 2008 were $11,152 and $252, respectively.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees paid or accrued for the years ended December 31, 2009 and 2008 were $24,000 and $24,000, respectively. The amounts due to the related party at December 31, 2009 and 2008 were $113,200 and $89,950, respectively.

6.             COMMON STOCK

On June 26, 2004, the Company issued 1,200,000 shares of its common stock to its officers for services in the amount of $1,200 which was considered a reasonable estimate of fair value at that date.

On October 5, 2004, the Company issued 894,000 shares of its common stock to unrelated investors for cash of $223,500 pursuant to the Company’s unregistered private offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On March 11, 2005, the Company issued 74,000 shares of its common stock to unrelated investors for cash of $18,500 pursuant to the Company’s unregistered private offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

7.             PROVISION FOR INCOME TAXES

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $(369,300), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

Deferred income taxes are reported using the liability method.  Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

7.             PROVISION FOR INCOME TAXES (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A summary of the Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:
	2009		2008

Federal net operating loss, at effective rate of 34%		$125,500		$113,000
Less: valuation allowance		(125,500)		(113,000)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $12,500 and $13,500 for the years ended December 31, 2009 and 2008, respectively.

8.             SUBSEQUENT EVENT

On March 30, 2010, the Company’s board of directors accepted the resignation of its president and director and appointed a new president and director as disclosed in the Company’s current report on Form 8-K.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On August 6, 2009, we dismissed Moore & Associates Chartered (“Moore”), as our independent registered public account firm.  On the same date, August 6, 2009, the accounting firm of Seale was engaged as our new independent registered public account firm.  Our Board of Directors approved of the dismissal of Moore and the engagement of Seale as its independent auditor.

Please note that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  None of the reports of Moore on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification in our audited financial statements.  During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements. Likewise, during our two most recent fiscal years and any subsequent interim period, through August 6, 2009, Moore did not advise us about any reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

On August 6, 2009, we engaged Seale as our independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, we nor anyone on our behalf has not consulted Seale regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

On March 30, 2010, we dismissed Seale and Beers, CPAs (“Seale”) as our principal accountant effective on such date. Seale was our independent registered public accounting firm from August 6, 2009, the date of appointment, until March 30, 2010, the date of dismissal. We engaged Q Accountancy Corporation (“QAC”) as its new principal accountant effective as of March 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

None of the reports of Seale with respect to the quarterly periods ended June 30, 2009 and September 30, 2009, the only periods for which Seale provided such a report, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.

During the period from August 6, 2009, the date of appointment of Seale, through March 30, 2010, the date of dismissal of Seale, there were no disagreements with Seale on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Seale, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged QAC as our new independent accountant as of March 30, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Item 9B. Other Information.

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position
Michael Davis	44	President, Director
Daniel Mirman	38	Treasurer, Secretary, Director

Michael Davis. Mr. Davis has served as our President and one of our directors since March 2010. Since 1987, Michael Davis, 44, has provided professional golf teaching services to various golf clubs in California. Mr. Davis attended California Lutheran University where he studied business and marketing.  Mr. Davis is not an officer or director of any other reporting company

Daniel S. Mirman. Mr. Mirman has served as our Treasurer, Secretary and one of our directors since our inception.    He founded Harlem Films, a film distribution company, in August 2002.  Harlem Films’ projects have included “CGI Stories Project,” for the Clinton Global Initiative; “How to Make a Commitment” for the Clinton Foundation; a documentary on President Bill Clinton; and other projects. He has served as writer and director for Chronicles of a Skater Girl, LLC, our subsidiary. In order to gain access to the distribution community, Mr. Mirman instituted the Independent Film Report , a weekly email newsletter with a subscription base of approximately 200,000 people. Mr. Mirman previously had started Pangea Sport, Inc. in Heidelberg, Germany, which pioneered the college clothing market for European universities. He has authored a book based on his experience titled  Transplanting the American Dream , which chronicles the launch and execution of a small grassroots company in Europe.  This book explores the landscape of living, working, and traveling in Europe through the eyes of an American. From March 2002 to July 2003, Mr. Mirman acted as the New York chairperson of the Global Peace Congress, a peace organization started after the tragedy of September 11.

In June 2001, he directed an Off- Broadway play titled  Starlight Lotto , and in 1994 he directed “Prague Under The Bridge”, a documentary on Prague funded by Duke University and told through the interviews of 500 people. Previously, Mr. Mirman was a writer and producer for one of the first reality TV shows, “Road Trip.” He assisted in all aspects of the show’s formation, from the development of the concept to the execution of the trip. “Road Trip” aired on TBS in January 1994 and was the precursor to “Road Rules.” Mr. Mirman earned his Juris Doctor from New York Law School in 2007. He has also done graduate work in Film Studies at the NYU Tisch School, and studied at the Swedish Film Institute in Stockholm, Sweden. He holds a B.S. in Economics and English Literature from the University of New Hampshire, which he earned in 1993.  Mr. Mirman is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Daniel Mirman 18 W. 21 st   Street, 5 th   Floor, New York City, New York 10010. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.   Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our operations, we believe the services of a financial expert are not warranted at this time.

Audit Committee.   Presently, the board of directors acts as the audit committee.

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics.  We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

Item 11. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table.   The compensation of the named executive officers for the last completed fiscal year ended December 31, 2008 and for the year ended December 31, 2009 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Julie Mirman, former President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Daniel Mirman, Secretary, Treasurer	2009	0	0	0	0	0	0	0	0 See note (1)
	2008	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Employment Contracts.   We do not anticipate that we will enter into any employment contracts with any of our officers.

Stock Options/SAR Grants . No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans . As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.   As of the year ended December 31, 2009, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Julie Mirman, former president	0	0	0	0	n/a	0	0	0	0

Daniel Mirman, secretary, treasurer	0	0	0	0	n/a	0	0	0	0

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

Director Compensation.   The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Daniel Mirman	0	0	0	0	0	0	0

Julie Mirman	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Michael Davis c/o 18 W. 21st Street 5th FLoor, New York City, New York 10010	no shares President, Director	0%

Common Stock	Daniel Mirman 18 W. 21 st Street, 5 th Floor, New York City, New York 10010	600,000 shares Secretary, Treasurer, Director	27.7%

Common Stock	Julie Mirman 18 W. 21 st Street, 5 th Floor, New York City, New York 10010	600,000 shares	27.7%

Common Stock	All officers and directors as a group	1,200,000 shares	55.4%

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

Changes in Control.   We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Equity Compensation Plan.   We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.   The aggregate fees billed in each of the years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $7,750 and $7,000, respectively.

Audit-Related Fees.   There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2009 and 2008.

Tax Fees.   For the years ended December 31, 2009 and 2008, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.   None.

Pre-Approval Policies and Procedures.   Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit	Description
3.1	Articles of Amendment to Articles of Incorporation (1)
3.1.2	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Harlem Films for Office Space and Services (1)
10.2	Actor Agreement(1)
21	Subsidiary (1)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB filed with the Securities and Exchange Commission on December 13, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc. a Florida corporation

April 15, 2010	By:	/s/ Michael Davis
	Its:	Michael Davis Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Davis	April 15, 2010
Its:	Michael Davis Principal Executive Officer President and a Director

By:	/s/ Daniel Mirman	April 15, 2010
Daniel Mirman
Its:	Principal Financial Officer, Treasurer, Secretary and a Director