Form 10-Q
period 2010-03-31
SWINGING PIG PRODUCTIONS INC
filed 2010-05-24
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 17, 2010, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TABLE OF CONTENTS

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS

	2010 (Unaudited)	2009
Current assets
Cash	$93	$386

Total current assets	93	386

Total assets	$93	$386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,208	$2,111
Related party payables	130,352	124,352

Total current liabilities	132,560	126,463

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(375,667)	(369,277)

Total stockholders’ deficit	(132,467)	(126,077)

Total liabilities and stockholders’ deficit	$93	$386

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period from Inception (June 25, 2004) through March 31, 2010
Net revenue	$-	$-	$-

Operating expenses
Production costs	222	222	142,207
Management fees	6,000	-	138,000
Legal and professional	-	-	28,477
General and administrative	168	603	66,983

Total operating expenses	6,390	825	375,667

Loss from operations	(6,390)	(825)	(375,667)

Other income (expense), net	-	-	-

Loss before income taxes	(6,390)	(825)	(375,667)

Provision for income taxes	-	-	-

Net loss	$(6,390)	$(825)	$(375,667)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.18)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000	2,115,550

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2010

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

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2010

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(6,390)	(6,390)

Balance, March 31, 2010 (Unaudited)	2,168,000	$2,168	$241,032	$(375,667)	$(132,467)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period from Inception (June 25, 2004) through March 31, 2010
Cash flows from operating activities
Net loss	$(6,390)	$(825)	$(375,667)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	97	(574)	2,208
Increase in related party payables	6,000	-	130,352

Net cash used in operating activities	(293)	(1,399)	(243,107)

Cash flows from investing activities
	-	-	-

Net cash used by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase in cash	(293)	(1,399)	93

Cash, beginning of period	386	1,902	-

Cash, end of period	$93	$503	$93

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

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

The Company has evaluated subsequent events through May 23, 2010, the date these financial statements were issued.

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

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (June 25, 2004) through March 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

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
MARCH 31, 2010 AND 2009
(Unaudited)

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

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(375,667) from inception (June 25, 2004) through March 31, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer needs and evolving industry standards will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained.

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

Determination of Fair Value

At March 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

3.             FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

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

4.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2010.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(Unaudited)

5.             RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amount due to the stockholder at March 31, 2010 was $11,152.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees paid or accrued for the three months ended March 31, 2010 were $6,000. The amount due to the related party at March 31, 2010 was $119,200.

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

7.           PROVISION FOR INCOME TAXES

As of March 31, 2010, the Company had federal net operating loss carryforwards of approximately $(375,667), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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
MARCH 31, 2010 AND 2009
(Unaudited)

7.             PROVISION FOR INCOME TAXES (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A summary of the Company’s deferred tax assets as of March 31, 2010 and December 31, 2009 are as follows:
	2010		2009

Federal net operating loss, at effective rate of 34%		$127,700		$125,500
Less: valuation allowance		(127,700)		(125,500)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $2,200 for the three months ended March 31, 2010.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report as of December 31, 2009 filed on Form 10-K.

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

For the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Results of Operations.   As of March 31, 2010, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.    We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended March 31, 2010, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the three months ended March 31, 2010, our total expenses were $6,390, which were represented by $6,000 for management fees, $168 for general and administrative expenses and $222 for production expenses.  Our loss from operations and net loss was also $6,390 for the three months ended March 31, 2010.  This is in comparison to the three months ended March 31, 2009, where our total expenses were $825, which were represented by $603 for general and administrative expenses, and $222 for production expenses.  Our loss from operations and net loss was also $825 for the three months ended March 31, 2009.  We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Liquidity and Capital Resources.   As of March 31, 2010, we have $93 cash on hand and in our corporate bank accounts.  We have total current liabilities of $132,560, which consists of accounts payable and accrued expenses of $2,208 and loans payable to shareholders of $130,352 as of March 31, 2010.

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

We had cash of $93 as of March 31, 2010. We do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Michael Davis	May 24, 2010
Michael Davis Principal Executive Officer, President and a Director

/s/ Daniel Mirman	May 24, 2010
Daniel Mirman Principal Financial Officer, Treasurer, Secretary and a Director