Form 10-Q
period 2010-06-30
SWINGING PIG PRODUCTIONS INC
filed 2010-08-16
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2010, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TABLE OF CONTENTS

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	2010 (Unaudited)	2009
Current assets
Cash	$66	$386

Total current assets	66	386

Total assets	$66	$386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$15,889	$2,111
Related party payables	151,352	124,352

Total current liabilities	167,241	126,463

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(410,375)	(375,667)

Total stockholders’ deficit	(167,175)	(126,077)

Total liabilities and stockholders’ deficit	$66	$386

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period from Inception (June 25, 2004) through June 30, 2010
Net revenue	$-	$-	$-	$-	$-

Operating expenses
Production costs	-	1,840	222	2,452	142,207
Management fees	6,000	-	12,000	-	144,000
Legal and professional	28,402	-	28,402	-	56,879
General and administrative	306	341	474	555	67,289

Total operating expenses	34,708	2,181	41,098	3,007	410,375

Loss from operations	(34,708)	(2,181)	(41,098)	(3,007)	(410,375)

Other income (expense), net	-	-	-	-	-

Loss before income taxes	(34,708)	(2,181)	(41,098)	(3,007)	(410,375)

Provision for income taxes	-	-	-	-	-

Net loss	$(34,708)	$(2,181)	$(41,098)	$(3,007)	$(410,375)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)	$(0.19)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000	2,168,000	2,168,000	2,117,700

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH JUNE 30, 2010

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

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH JUNE 30, 2010

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(41,098)	(41,098)

Balance, June 30, 2010 (Unaudited)	2,168,000	$2,168	$241,032	$(410,375)	$(167,175)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period from Inception (June 25, 2004) through June 30, 2010
Cash flows from operating activities
Net loss	$(41,098)	$(3,007)	$(410,375)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	13,778	1,219	15,889
Increase in related party payables	27,000	7,300	151,352

Net cash used in operating activities	(320)	5,512	(243,134)

Cash flows from investing activities
	-	-	-

Net cash used by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase (decrease) in cash	(320)	5,512	66

Cash, beginning of period	386	1,902	-

Cash, end of period	$66	$7,414	$66

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
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

The Company has evaluated subsequent events through August 13, 2010, the date these financial statements were issued.

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
JUNE 30, 2010 AND 2009
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
JUNE 30, 2010 AND 2009
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

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(Unaudited)

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(410,375) from inception (June 25, 2004) through June 30, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer needs and evolving industry standards will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained.

3.         FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is also required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

Determination of Fair Value

At June 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of June 30, 2010.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(Unaudited)
4.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2010.

5.           RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amount due to the stockholder at June 30, 2010 was $26,152.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees paid or accrued for the six months ended June 30, 2010 were $12,000. The amount due to the related party at June 30, 2010 was $125,200.

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

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(Unaudited)

7.           PROVISION FOR INCOME TAXES

As of June 30, 2010, the Company had federal net operating loss carryforwards of approximately $(410,375), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

         A summary of the Company’s deferred tax assets as of June 30, 2010 and December 31, 2009 are as follows:

	2010		2009

Federal net operating loss, at effective rate of 34%		$139,500		$125,500
Less: valuation allowance		(139,500)		(125,500)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $14,000 for the six months ended June 30, 2010.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report as of June 30, 2010 filed on Form 10-Q.

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

For the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Results of Operations.   As of June 30, 2010, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.    We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2010, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the three months ended June 30, 2010, our total expenses were $34,708 which were represented by $6,000 for management fees, $307 for general and administrative expenses and $28,402 for legal and professional expenses.  Our loss from operations and net loss was also $34,708 for the three months ended June 30, 2010.  This is in comparison to the three months ended June 30, 2009, where our total expenses were $2,181, which were represented by $341 for general and administrative expenses, and $1,840 for production expenses. We incurred increased legal and professional fees in the three month period ended June 30, 2010 as compared to the prior period because we had our financial statements for the year ended December 31, 2008 re-audited due to our former auditor no longer being registered with the PCAOB. Our loss from operations and net loss was also $2,181 for the three months ended June 30, 2009.  We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Results of Operations.   As of June 30, 2010, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.    We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended June 30, 2010, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the six months ended June 30, 2010, our total expenses were $41,098, which were represented by $12,000 for management fees, $474 for general and administrative expenses, $28,402 for legal and professional expenses, and $222 for production expenses.  Our loss from operations and net loss was also $41,098 for the six months ended June 30, 2010.  This is in comparison to the six months ended June 30, 2009, where our total expenses were $3,007 which were represented by $555 for general and administrative expenses, and $2,452 for production expenses.  We incurred increased legal and professional fees in the three month period ended June 30, 2010 as compared to the prior period because we had our financial statements for the year ended December 31, 2008 re-audited due to our former auditor no longer being registered with the PCAOB. Our loss from operations and net loss was also $3,007 for the six months ended June 30, 2009.  We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Liquidity and Capital Resources.   As of June 30, 2010, we have $66 cash on hand and in our corporate bank accounts.  We have total current liabilities of $167,241, which consists of accounts payable and accrued expenses of $15,889 and loans payable to shareholders of $151,352 as of June 30, 2010.

To effectuate our business plan during the next twelve months, we must complete Skater Girl and arrange for its distribution.  Our estimated budget to complete post-production on Skater Girl is:
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

We had cash of $66 as of June 30, 2010. We do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Michael Davis	August 16, 2010
Michael Davis President and a Director
(Principal Executive Officer)

/s/ Daniel Mirman	August 16, 2010
Daniel Mirman Treasurer, Secretary and a Director
(Principal Financial and Accounting Officer)