Form 10-Q
period 2010-09-30
SWINGING PIG PRODUCTIONS INC
filed 2010-11-22
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

(646) 727-9272
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 18, 2010, the issuer the following classes of its stock issued and outstanding: Class:  Common Stock, $0.001 Par Value:  2,168,000 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS

	2010 (Unaudited)	2009
Current assets
Cash	$-	$386

Total current assets	-	386

Total assets	$-	$386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$21,545	$2,111
Related party payables	142,287	124,352

Total current liabilities	163,832	126,463

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(407,032)	(369,277)

Total stockholders’ deficit	(163,832)	(126,077)

Total liabilities and stockholders’ deficit	$-	$386

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009		For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009		For the Period from Inception (June 25, 2004) through September 30, 2010

Net revenue	$		$		$-	$		$

Operating expenses
Production costs		-		222	222		2,432		142,207
Management fees		6,000		-	18,000		-		150,000
Legal and professional		5,298		-	18,700		-		47,177
General and administrative		359		9,471	833		10,268		67,648

Total operating expenses		11,657		9,693	37,755		12,700		407,032

Loss from operations		(11,657)		(9,693)	(37,755)		(12,700)		(407,032)

Other income (expense), net		-		-	-		-		-

Loss before income taxes		(11,657)		(9,693)	(37,755)		(12,700)		(407,032)

Provision for income taxes		-		-	-		-		-

Net loss		$(11,657)		$(9,693)	$(37,755)		$(12,700)		$(407,032)

Net loss per common share – basic and diluted
		$(0.00)		$(0.00)	$(0.01)		$(0.00)		$(0.19)

Weighted average of common
shares – basic and diluted		2,168,000		2,168,000	2,168,000		2,168,000		2,119,750

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH SEPTEMBER 30, 2010

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

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH SEPTEMBER 30, 2010

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(37,755)	(37,755)

Balance, September 30, 2010 (Unaudited)	2,168,000	$2,168	$241,032	$(407,032)	$(163,832)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended June 30, 2009	For the Period from Inception (June 25, 2004) through September 30, 2010
Cash flows from operating activities
Net loss	$(37,755)	$(12,700)	$(407,032)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in accounts payable	19,434	3,825	21,545
Increase in related party payables	17,935	7,350	142,287

Net cash used in operating activities	(386)	(1,525)	(243,200)

Cash flows from investing activities
	-	-	-

Net cash used by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase (decrease) in cash	(386)	(1,525)	-

Cash, beginning of period	386	1,902	-

Cash, end of period	$-	$377	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

The Company has evaluated subsequent events through November 19, 2010, the date these financial statements were issued.

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

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(407,032) from inception (June 25, 2004) through September 30, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer demand for film content or genre and movie industry distribution outlets will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained. These factors raise substantial doubt about the Company's ability to continue as a going concern.

3.            FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

3.         FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is also required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

Determination of Fair Value

At September 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

4.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2010.

5.           RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amount due to the stockholder at September 30, 2010 was $17,087.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees paid or accrued for the six months ended September 30, 2010 were $12,000. The amount due to the related party at September 30, 2010 was $125,200.

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

7.           PROVISION FOR INCOME TAXES

As of September 30, 2010, the Company had federal net operating loss carryforwards of approximately $(407,032), which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

A summary of the Company’s deferred tax assets as of September 30, 2010 and December 31, 2009 are as follows:

	2010		2009

Federal net operating loss, at effective rate of 34%		$138,400		$125,500
Less: valuation allowance		(138,400)		(125,500)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $12,900 for the nine months ended September 30, 2010.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report as of September 30, 2010 filed on Form 10-Q.

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

For the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Results of Operations.   As of September 30, 2010, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.    We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2010, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the three months ended September 30, 2010, our total expenses were $11,657 which were represented by $6,000 for management fees, $359 for general and administrative expenses and $5,298 for legal and professional expenses.  Our loss from operations and net loss was also $11,657 for the three months ended September 30, 2010.  This is in comparison to the three months ended September 30, 2009, where our total expenses were $9,693, which were represented by $9,471 for general and administrative expenses and $222 for production expenses. We incurred increased legal and professional fees in the three month period ended September 30, 2010 as compared to the prior period because we had our financial statements for the year ended December 31, 2008 re-audited. Our loss from operations and net loss was also $9,693 for the three months ended September 30, 2009.  We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

For the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Results of Operations.   As of September 30, 2010, we have not yet generated or realized any revenues and will not do so until and unless we complete Skater Girl and enter into a distribution agreement.

Revenues.    We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended September 30, 2010, we generated no revenues from our operations.  We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the nine months ended September 30, 2010, our total expenses were $37,755, which were represented by $18,000 for management fees, $833 for general and administrative expenses, $18,700 for legal and professional expenses, and $222 for production expenses.  Our loss from operations and net loss was also $37,755 for the nine months ended September 30, 2010.  This is in comparison to the nine months ended September 30, 2009, where our total expenses were $12,700 which were represented by $10,268 for general and administrative expenses, and $2,432 for production expenses.  We incurred increased legal and professional fees in the three month period ended September 30, 2010 as compared to the prior period because we had our financial statements for the year ended December 31, 2008 re-audited due to our former auditor no longer being registered with the PCAOB. Our loss from operations and net loss was also $12,700 for the nine months ended September 30, 2009.  We expect to incur considerable expenses as we continue to finish production of Skater Girl and seek a distribution agreement.

Liquidity and Capital Resources.   As of September 30, 2010, we have no cash.  We have total current liabilities of $163,832, which consists of accounts payable and accrued expenses of $21,545 and related party payables of $142,287 as of September 30, 2010.

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

We had no cash as of September 30, 2010. We do not have adequate funds to satisfy our working capital requirements for the next twelve months to complete Skater Girl and market it for distribution. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Over the last nine months, we have been funding our operation through loans from our shareholders. We will need to raise additional capital to continue our operations. In the event that we experience a shortfall in our capital, which will occur if we are unable to increase our revenues we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and majority shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our majority shareholders will pay our expenses is based on the fact that they own 1,200,000 shares of our common stock, which equals approximately 55.4% of our outstanding common stock. We believe that our majority shareholders will continue to pay our expenses as long as they maintain ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate sufficient revenues to support our operations.

We are not conducting and research and development activities. We do not anticipate conducting any such activities in the near future. In the event that we change the focus of our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Michael Davis	November 22, 2010
Michael Davis President and a Director
(Principal Executive Officer)

/s/ Daniel Mirman	November 22, 2010
Daniel Mirman Treasurer, Secretary and a Director
(Principal Financial and Accounting Officer)