Form 10-K
period 2010-12-31
SWINGING PIG PRODUCTIONS INC
filed 2011-05-18
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 000-52979.

Swinging Pig Productions, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Twinberry, Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

(646) 727-9272
(Registrant's Telephone Number, Including Area Code)

18 W. 21st Street, 5th Floor, New York, NY 10010
(Former name or former address, if changed since last report)

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

As of May 15, 2011, there were 2,168,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

PART I
Item 1. Business.

General.

Swinging Pig Productions, Inc. (“we” or the “Company), is a development stage Florida corporation formed on June 25, 2004 for purposes of developing  producing and marketing feature-length motion pictures (the “Former Business”).  Our first production was tentatively titled “Chronicles of a Skater Girl,” (“Skater Girl”). Chronicles of a Skater Girl, LLC, was a wholly-owned subsidiary of the Company.

Our Former Business was focused on developing, producing and marketing Skater Girl.  Filmed in New York City, Skater Girl is a coming-of-age skateboarding movie about a girl who skates, named “Abby”, and her stubborn ideologies of life. Over the last several years, we had developed and produced Skater Girl.

During the last twelve months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we need to raise additional capital. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that one of our shareholders will continue to lend us funds to pay for our expenses to achieve our objectives over the next twelve months. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

Recent Developments.  On May 12, 2011, we entered into a Debt Cancellation Agreement (“Debt Cancellation Agreement”) with Harlem Films, Inc., an affiliate of the Company (“Harlem Films”) and Daniel Mirman, our Treasurer, Secretary and one of our directors (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC. The aggregate amount was approximately $155,000.

Also in connection with the Debt Cancellation Agreement, Dan Mirman sold 600,000 shares of common stock to David Choi. Mr. Choi also purchased 600,000 shares of common stock from Julie Mirman, our former officer and director. As a result of those stock purchases, Mr. Choi owns 1,200,000 shares of common stock, which equals approximately 55% of our outstanding shares of common stock.

This Annual Report on Form 10-K provides the certain disclosures required as of December 31, 2010, the end of the period of this Report, which reflect the Former Business. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

The transactions discussed above will not change our “shell company” status.

Our Current Business.

In connection with the closing of Debt Cancellation Agreement, Dan Mirman resigned as our Treasurer, Secretary and a director and our business changed.  Our current business plan is the acquisition, exploration, and development of mineral properties primarily in Central and South America. We will be actively seeking mining rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of strategic minerals.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties. We also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Competition.

We are an insignificant participant among firms that engage in the acquisition, exploration, and development of mineral properties primarily in Central and South America.  There are many established companies that have significantly greater financial and personal resources, technical expertise and experience than ours.  In view of our limited financial resources and management availability, we will continue to be at a significant competitive disadvantage relative to our competitors.

Government Regulation.   We intend to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general.

Our Research and Development.   We are not currently conducting any research and development activities.

Facilities.   We do not own any property. We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 36 Twinberry, Aliso Viejo, California 92656.   Of these facilities, the office space that we utilize is approxiamtely 100 square feet.

Employees.  We have one executive officer.  This individual is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs.  The amount of time he will devote in any time period will vary based on the demands of our business.

Item 1A. Risk Factors.

The purchase of our common stock is a transaction involving a high degree of risk.  Investors should assume that if any of the following risks actually materialize, our business, financial condition or results of future operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Associated With Our Business.

We will need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To continue operations, we need to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on our new business. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

We have no operating history or revenue and minimal assets.

We have no operating history, have received no revenues and have never earned a profit from operations.  We have no significant assets or financial resources. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding our ability to continue as a going concern.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2010, our net loss since inception was $422,426. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

We depend heavily on our sole officer, and he may devote only a limited amount of time to our business.

Michael Davis, our sole officer, anticipates devoting only a minimal amount of time to our business.  Mr. Davis has not entered into a written employment or non-compete agreement with us and is not expected to do so in the foreseeable future.  We have not obtained key man life insurance on him.  Notwithstanding the limited time commitment of Mr. Davis, the loss of his services could adversely affect development of our business.

Because David Choi currently owns 55% of our outstanding common stock, investors may find that decisions made by Mr. Choi conflict with their interests.

David Choi owns approximately 55% of our currently outstanding common stock. As a result, they will be able to decide who will be directors and control the direction of the company. Mr. Choi’s interests may differ from the interests of our other stockholders. Factors that could cause their interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and their ability to continue to manage the business, in terms of the amount of time they are able to devote to our operations. Investors in us will have little to no control over our management decisions. As a result, investors will necessarily be forced to rely on the expertise of Mr. Choi and our management and director.

Our officers and directors are engaged in other activities that could have conflicts with our business interests, which means our business may suffer if our officers and directors do not devote sufficient time to our operations or place their interests in other endeavors above our interests.

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors may engage in other activities.  Our officers and directors may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved.  We do not currently have employment contracts with our officers, nor are we able to pay them any compensation at our current and foreseeable levels of operations.  Should Mr. Davis and Mr. Mirman decide to devote less time to our operations, our business may fail.

Risks Related To Our Common Stock.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock and an active public market may not develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock.  Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies, particularly start-up companies like ours.

If market for our shares never develops, or if it does and an insufficient number of our shares trade in the market on a daily basis, our shareholders may have difficulty reselling their shares.

If our shares of common stock ever become eligible for quotation on the OTC Bulletin Board, we cannot guarantee that a sufficient number of shares will be traded each day to attract or maintain the interest of potential investors. There can be no assurances that our common stock will ever qualify for inclusion on either the NASDAQ system or the OTC Bulletin Board. If we fail to qualify our shares for trading, you may not ever be able to recover your investment, and even if we succeed in qualifying, we cannot guarantee the extent to which our stock will attract attention. Either a failure to qualify or a failure to attract sufficient interest to stimulate a sufficient quantity of trading to attract investor attention could make it difficult to sell your shares and recoup your investment.

Because we are subject to the “penny stock” rules, the trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, such as shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on Nasdaq. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control of the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

Property Held.  As of the December 31, 2010, we do not own any property.

Facilities.   We do not own any property. We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 36 Twinberry, Aliso Viejo, California 92656.  Of these facilities, the office space that we utilize is approxiamtely 100 square feet.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Market Information.   In August 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “SWGP”. As of April 15, 2011, no shares of our common stock have traded.

We had 2,168,000 shares of common stock issued and outstanding as of December 31, 2010, which were held by approximately 28 shareholders.

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

Penny Stock Regulation.   Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Dividends
We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
We provide for income taxes under ASC No. 740, “Accounting for Income Taxes.” ASC No. 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC No. 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on our likelihood to utilize the loss carry-forward.

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

Revenue Recognition

Revenue is to be recognized, in accordance with ASC No. 926-605-25, “Entertainment - Films, Revenue Recognition”, from a sale or licensing arrangement of a film when (a) persuasive evidence of a sale or licensing arrangement with a customer exists, (b) the film is complete and has been delivered or is available for immediate delivery, (c) the license period has begun and the customer can begin its exhibition or sale, (d) fee is fixed or determinable, and (e) collection of the fee is reasonably assured.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in our financial statements.

General.   Swinging Pig Productions, Inc. (“We” or the “Company”) is a development stage Florida corporation formed on June 25, 2004 to develop low-budget films that appeal to a broad audience.  To date, we have developed and produced the feature-length motion picture tentatively titled “Chronicles of a Skater Girl,” as our first film (“Skater Girl”).  Skater Girl is a coming-of-age skateboarding movie and we will direct our marketing efforts as such.

Recent Developments. On May 12, 2011, we entered into a Debt Cancellation Agreement (“Debt Cancellation Agreement”) with Harlem Films, Inc., an affiliate of the Company (“Harlem Films”) and Daniel Mirman, our Treasurer, Secretary and one of our directors (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC.

Also in connection with the Debt Cancellation Agreement, Dan Mirman sold 600,000 shares of common stock to David Choi. Mr. Choi also purchased 600,000 shares of common stock from Julie Mirman, our former officer and director. As a result of those stock purchases, Mr. Choi owns 1,200,000 shares of common stock, which equals approximately 55% of our outstanding shares of common stock.

This Annual Report on Form 10-K provides the certain disclosures required as of December 31, 2010, the end of the period of this Report, which reflect the Former Business. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

The transactions discussed above will not change our “shell company” status.

Our Current Business.

In connection with the closing of Debt Cancellation Agreement, Dan Mirman resigned as our Treasurer, Secretary and a director and our business changed.  Our current business plan is the acquisition, exploration, and development of mineral properties primarily in Central and South America. We will be actively seeking mining rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of strategic minerals.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties. We also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Results of Operations

Revenues. We have no revenues and have only achieved losses since inception.  For the period from our inception on June 25, 2004 to the period ended December 31, 2010, we generated no revenues from our operations. We will be unable to generate revenues until we are able to complete Skater Girl and then enter into a distribution agreement for Skater Girl.

Operating Expenses.   For the year ended December 31, 2010, our total expenses were $53,149, which were represented by $1,035 for general and administrative expenses, $24,000 for management fees, and $28,114 for legal and professional expenses.  Our loss from operations and net loss was also $53,149 for the year ended December 31, 2010.  This is in comparison to the year ended December 31, 2009, where our total expenses were $37,781, which was represented by $1,820 in general and administration expenses, $24,000 in management fees, $9,307 for legal and professional and $2,654 in production expenses. The increase in total expenses of $15,368 from 2010 as compared to 2009 is primarily attributable to legal and professional expenses associated with us being a public reporting company. We expect to incur considerable expenses as we continue to finish production of Skater Girl, seek a distribution agreement and continue our public reporting requirements.

Net Loss. Our net loss from operations of $53,149 for the year ended December 31, 2010.  As of December 31, 2010, our net loss since inception was $422,426. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.    As of December 31, 2010, we have $0 cash. We have total current liabilities of $179,226, which consists of accounts payable and accrued expenses of $27,284 and related party payables of $151,942.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which we will need additional funds involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We have received advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2010 and 2009 were $14,741 and $11,152, respectively.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors. However, our ability to continue operations has been negatively affected by our inability to raise significant capital.

During the next three to six months, we also intend to focus on the acquisition, exploration, and development of mineral properties primarily in Central and South America. We will be actively seeking mining rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of strategic minerals.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties. We also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

We have audited the accompanying consolidated balance sheets of Swinging Pig Productions, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swinging Pig Productions, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

Laguna Hills, California
April 15, 2011

SWINGING PIG PRODUCTIONS, INC
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

ASSETS

	2010	2009
Current assets
Cash	$-	$386

Total current assets	-	386

Total assets	$-	$386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$27,284	$2,111
Related party payables	151,942	124,352

Total current liabilities	179,226	126,463

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(422,426)	(369,277)

Total stockholders’ deficit	(179,226)	(126,077)

Total liabilities and stockholders’ deficit	$-	$386

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from Inception (June 25, 2004) through December 31, 2010
Revenues	$-	$-	$-

Operating expenses
Production costs	-	2,654	141,986
Management fees	24,000	24,000	156,000
Legal and professional	28,114	9,307	56,590
General and administrative	1,035	1,820	67,850

Total operating expenses	53,149	37,781	422,426

Loss from operations	(53,149)	(37,781)	(422,426)

Other income (expense), net	-	-	-

Loss before income taxes	(53,149)	(37,781)	(422,426)

Provision for income taxes	-	-	-

Net loss	$(53,149)	$(37,781)	$(422,426)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.20)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000	2,121,600

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH  DECEMBER 31, 2010

	Common Stock		Additional Paid-In	Deficit Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	During Development Stage	Equity (Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Issuance of founders’ common stock, June 26, 2004	1,200,000	1,200	-	-	1,200

Issuance of common stock for cash, October 5, 2004	894,000	894	222,606		223,500

Net loss	-	-	-	(124,238)	(124,238)

Balance, December 31, 2004	2,094,000	2,094	222,606	(124,238)	100,462

Issuance of common stock for cash, March 11, 2005	74,000	74	18,426		18,500

Net loss	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	2,168,000	2,168	241,032	(222,603)	20,597

Net loss	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	2,168,000	2,168	241,032	(259,988)	(16,788)

Net loss	-	-	-	(32,757)	(32,757)

Balance, December 31, 2007	2,168,000	2,168	241,032	(292,745)	(49,545)

Net loss	-	-	-	(38,751)	(38,751)

Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

SWINGING PIG PRODUCTIONS, INC
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH  DECEMBER 31, 2010

	Common Stock		Additional Paid-In	Deficit Accumulated	Total Stockholders'
	Number of Shares	Amount	Capital	During Development Stage	Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	2,168,000	$2,168	$241,032	$(422,426)	$(179,226)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period from Inception (June 25, 2004) through December 31, 2010
Cash flows from operating activities
Net loss	$(53,149)	$(37,781)	$(422,426)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in accounts payable	25,174	2,034	27,284
Increase in related party payables	27,589	34,150	151,942

Net cash used in operating activities	(386)	(1,597)	(243,200)

Cash flows from investing activities
	-	-	-

Net cash used by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase in cash	(386)	(1,597)	-

Cash, beginning of period	386	1,983	-

Cash, end of period	$-	$386	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Swinging Pig Productions, Inc. (the Company) is currently a development stage company under the provisions of the FASB Accounting Standards Codification (ASC) No. 915, “Development Stage Entities”, and was incorporated under the laws of the State of Florida on June 25, 2004.  Since inception, the Company has not produced and will continue to report as a development stage company until significant revenues are produced.

The Company is in the business of developing independent feature film motion pictures.

On August 11, 2004, the Company formed Chronicles of a Skater Girl, LLC in Florida, for the purpose of producing the Company first independent feature film.  The Company owns 100% of Chronicles of a Skater Girl, LLC.

The Company has evaluated subsequent events through April 15, 2011, the date these financial statements were issued.

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
DECEMBER 31, 2010 AND 2009

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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (June 25, 2004) through December 31, 2010, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(422,426) from inception (June 25, 2004) through December 31, 2010. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer needs and evolving industry standards will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained.

3.            FAIR VALUE OF MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

3.            FAIR VALUE OF MEASUREMENTS (Continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is also required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

Determination of Fair Value

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of December 31, 2010 and 2009.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
4.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2010 and 2009.

5.            RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2010 and 2009 were $14,741 and $11,152, respectively.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees paid or accrued for the years ended December 31, 2010 and 2009 were $24,000 and $24,000, respectively. The amounts due to the related party at December 31, 2010 and 2009 were $137,200 and $113,200, respectively.

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

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

7.            PROVISION FOR INCOME TAXES

As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $(422,000), which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

A summary of the Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:
	2010		2009

Federal net operating loss, at effective rate of 34%		$143,600		$125,500
Less: valuation allowance		(143,600)		(125,500)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $18,100 and $12,500 for the years ended December 31, 2010 and 2009, respectively.

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

We engaged QAC as our new independent accountant as of March 30, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Our Principal Executive Officer and our Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 36 Twinberry, Aliso Viejo, California 92656. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee and Financial Expert.   Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.   We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our operations, we believe the services of a financial expert are not warranted at this time.

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we do not believe that during the year ended December 31, 2010, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Summary Compensation Table.   The compensation of the named executive officers for the fiscal years ended December 31, 2010 and 2009, is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Julie Mirman, former officer (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Michael Davis, President	2010	0	0	0	0	0	0	0	0

Daniel Mirman, Secretary, Treasurer (3)	2010	0	0	0	0	0	0	0	0 See note (1)
	2009	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions": for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.
(2)	On March 30, 2010, Julie Mirman resigned as our President and Director.
(3)	On May 12, 2011, Dan Mirman resigned as Secretary, Treasurer and Director.

Employment Contracts.   We do not anticipate that we will enter into any employment cocntracts with any of our officers.

Stock Options/SAR Grants . No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans . As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.   As of the year ended December 31, 2010, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Julie Mirman, President (1)	0	0	0	0	n/a	0	0	0	0

Michael Davis, President	0	0	0	0	n/a	0	0	0	0

Daniel Mirman, Secretary, Treasurer (2)	0	0	0	0	n/a	0	0	0	0

(1)	On March 30, 2010, Julie Mirman resigned as our President and Director.
(2)	On May 12, 2011, Dan Mirman resigned as Secretary, Treasurer(2) and Director.

Director Compensation.   The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Daniel Mirman (2)	0	0	0	0	0	0	0

Michael Davis	0	0	0	0	0	0	0

Julie Mirman (1)	0	0	0	0	0	0	0

(1)	On March 30, 2010, Julie Mirman resigned as our President and Director.
(2)	On May 12, 2011, Dan Mirman resigned as Secretary, Treasurer(2) and Director.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 12, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Michael Davis 36 Twinberry Aliso Viejo, CA 92656	No shares President, Director	0%

Common Stock	David Choi 2203 Hollister Terrace Glendale, CA 91206	1,200,000 shares Secretary, Treasurer, Director	55.4%

Common Stock	All officers and directors as a group	No. shares	0%

(1) Based on 2,168,000 shares of our common stock issued and outstanding as of May 12, 2011.

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

In July 2004, we entered into an agreement with Harlem Films, Inc. a Florida corporation, to provide office space and management services for a monthly fee of between $1,000 and $3,000 to be set by Harlem Films, Inc.  Harlem Films, Inc. is owned by Daniel Mirman, who is one of our officers and directors. The amount owing to Harlem Films, Inc. from our inception through December 31, 2010 is $125,200.  This agreement is attached as Exhibit 10.1.

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

We periodically receive advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2010 and 2009 were $26,741 and $11,152, respectively.

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

On May 12, 2011,   we entered into a Debt Cancellation Agreement with Harlem Films, Inc., an affiliate of the Company (“Harlem Films”) and Daniel Mirman, our Treasurer, Secretary and one of our directors (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees.   The aggregate fees billed in each of the years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $13,700 and $7,750, respectively.

Audit-Related Fees.   There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2010 and 2009.

Tax Fees.   For the fiscal years ended December 31, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.   None.

Pre-Approval Policies and Procedures.   Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8.

(b)	Exhibits required by Item 601.

Exhibit	Description
3.1	Articles of Amendment to Articles of Incorporation (1)
3.1.2	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Debt Cancellation Agreement, dated May 12, 2011
21	Subsidiary (1)
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB filed with the Securities and Exchange Commission on December 13, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc. a Florida corporation

May 18, 2011	By:	/s/ Michael Davis
Michael Davis
	Its:	President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Davis	May 18, 2011
Its:	Michael Davis President, Principal Executive Officer, Principal Financial Officer, Treasurer, Secretary and a Director