Form 10-Q
period 2011-03-31
SWINGING PIG PRODUCTIONS INC
filed 2011-05-23
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission File Number: 000-52979

Swinging Pig Productions, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Twinberry, Aliso Viejo, CA 92656
(Address of principal executive offices) (Zip Code)

(949) 436-5530
(Registrant’s telephone number, including area code)

18 W. 21st Street, 5th floor New York, NY 10010
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 19, 2011, we have 2,168,000 issued and outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	2011 (Unaudited)	2010
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$14,893	$27,284
Related party payables	182,905	151,942

Total current liabilities	197,798	179,226

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(440,998)	(422,426)

Total stockholders’ deficit	(197,798)	(179,226)

Total liabilities and stockholders’ deficit	$-	$-

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period from Inception (June 25, 2004) through March 31, 2011
Net revenue	$-	$-	$-

Operating expenses
Production costs	-	222	141,986
Management fees	6,000	6,000	162,000
Legal and professional	12,572	-	69,162
General and administrative	-	168	67,850

Total operating expenses	18,572	6,390	440,998

Loss from operations	(18,572)	(6,390)	(440,998)

Other income (expense), net	-	-	-

Loss before income taxes	(18,572)	(6,390)	(440,998)

Provision for income taxes	-	-	-

Net loss	$(18,572)	$(6,390)	$(440,998)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2011

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

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2011

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	2,168,000	2,168	241,032	(422,426)	(179,226)

Net loss	-	-	-	(18,572)	(18,572)

Balance, March 31, 2011	2,168,000	$2,168	$241,032	$(440,998)	$(197,798)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period from Inception (June 25, 2004) through March 31, 2011
Cash flows from operating activities
Net loss	$(18,572)	$(6,390)	$(440,998)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (Decrease) in accounts payable	(12,391)	97	14,893
Increase in related party payables	30,963	6,000	182,905

Net cash used in operating activities	-	(293)	(243,200)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200

Net cash provided by financing activities	-	-	243,200

Net increase (decrease) in cash		(293)	-

Cash, beginning of period	-	386	-

Cash, end of period	$-	$93	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
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

On August 11, 2004, the Company formed Chronicles of a Skater Girl, LLC in Florida, for the purpose of producing the Company's first independent feature film.  The Company owns 100% of Chronicles of a Skater Girl, LLC.

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
MARCH 31, 2011 AND DECEMBER 31, 2010
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

Comprehensive Income

The Company applies ASC No. 220, “Comprehensive Income” (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (June 25, 2004) through March 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(440,998) from inception (June 25, 2004) through March 31, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that professional service contracts with actors, changing customer needs and evolving industry standards will enable the Company to introduce new films on a continual and timely basis so that profitable operations can be attained.

3.           FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

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

Determination of Fair Value

At March 31, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of March 31, 2011.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)
4.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2011.

5.           RELATED PARTY PAYABLES AND TRANSACTIONS

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the related party at March 31, 2011 and December 31, 2010 were 39,704 and 14,741 respectively.

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate.  Management fees accrued for the three month period ended March 31, 2011 was $6,000. The amount due to the related party at March 31, 2011 was $143,200 and $137,200, respectively.

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

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

7.            PROVISION FOR INCOME TAXES

As of March 31, 2011, the Company had federal net operating loss carryforwards of approximately $(440,998), which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

A summary of the Company’s deferred tax assets as of March 31, 2011 and December 31, 2010 are as follows:
	2010		2009

Federal net operating loss, at effective rate of 34%		$149,900		$143,600
Less: valuation allowance		(149,900)		(143,600)

Net deferred tax asset	$	---	$	---

The valuation allowance increased $6,300 for the three months ended March 31, 2011.

SWINGING PIG PRODUCTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

8.           SUBSEQUENT EVENTS

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

As a result of the Debt Cancellation Agreement, Dan Mirman resigned as our treasurer, secretary and director and our business changed.  Our current business plan is the acquisition, exploration, and development of mineral properties primarily in Central and South America. We will be actively seeking mining rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of strategic minerals.

The Company has evaluated subsequent events through May 20, 2010, the date these financial statements were available to be issued.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report as of March 31, 2011 filed on Form 10-Q.

Our Business.   Swinging Pig Productions, Inc. (“we” or the “Company), is a development stage Florida corporation formed on June 25, 2004 for purposes of developing, producing and marketing feature-length motion pictures (the “Former Business”). To date, we have developed and produced the feature-length motion picture tentatively titled “Chronicles of a Skater Girl,” (“Skater Girl”) as our first film. Skater Girl is a coming-of-age skateboarding movie and we will direct our marketing efforts as such.

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

This Quarterly Report on Form 10-Q provides the certain disclosures required as of March 31, 2011, the end of the period of this Report, which reflect the Former Business. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

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

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Results of Operations.

Revenues.    We have no revenues and have only achieved losses since inception.

Operating Expenses.   For the three months ended March 31, 2011, our total expenses were $18,572 which were represented by $6,000 for management fees and $12,572 for professional fees.  This is in comparison to the three months ended March 31, 2010, where our total expenses were $6,390, which were represented by $168 for general and administrative expenses, $222 for production expenses and $6,000 for management fees.

Net Loss. Our net loss from operations of $18,572 and $6,390 for the three month periods ended March 31, 2011 and 2010, respectively.  We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.   As of March 31, 2011, we have no cash on hand and in our corporate bank accounts.  We have total current liabilities of $197,798, which consists of accounts payable and accrued expenses of $14,893 and loans payable to shareholders $182,905 as of March 31, 2011.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officer or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses.. We have received advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at March 31, 2011 and 2010 were $39,704 and $14,741, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Michael Davis	May 20, 2011
Michael Davis President and a Director
(Principal Executive, Financial and Accounting Officer)