Form 10-Q
period 2011-06-30
SWINGING PIG PRODUCTIONS INC
filed 2011-08-15
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes   ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 15, 2011, we have 2,168,000 issued and outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS

	2011 (Unaudited)	2010
Current assets
Cash	$6,600	$-

Total current assets	6,600	-

Total assets	$6,600	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$31,345	$-
Related party advances	54,704	14,742
Related party payables of discontinued operations	-	137,200
Current liabilities of discontinued operations	7,393	27,284
Total current liabilities	93,442	179,226

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,168,000 shares issued and outstanding	2,168	2,168
Additional paid-in capital	241,032	241,032
Deficit accumulated during the development stage	(330,042)	(422,426)

Total stockholders’ deficit	(86,842)	(179,226)

Total liabilities and stockholders’ deficit	$6,600	$-

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from Inception (June 25, 2004 through June 30, 2011)
Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional	32,245		32,245	-	32,245

Total operating expenses	32,245		32,245	-	32,245

Loss from operations	(32,245)		(32,245)	-	(32,245)

Other income (expense), net	-		-	-	-

Loss before income taxes	(32,245)	-	(32,245)	-	(32,245)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(32,245)	-	(32,245)	-	(32,245)

Income (loss) from dicontinued operations	143,201	(34,708)	124,629	(41,098)	(297,797)

Net income (loss)	$110,956	$(34,708)	$92,384	$(41,098)	$(330,042)

Net loss per common share – basic and diluted:
Continuing Operations	$(0.02)	$0.00	$(0.02)	$0.00
Discontinued Operations	$0.07	$(0.02)	$0.06	$(0.02)
	$0.05	$(0.02)	$0.04	$(0.02)

Weighted average of common shares – basic and diluted	2,168,000	2,168,000	2,168,000	2,168,000

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH JUNE 30, 2011

				Deficit
	Common Stock		Additional	Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Issuance of founders’ common stock, June 26, 2004	1,200,000	1,200	-	-	1,200

Issuance of common stock for cash, October 5, 2004	894,000	894	222,606		223,500

Net loss	-	-	-	(124,238)	(124,238)

Balance, December 31, 2004	2,094,000	2,094	222,606	(124,238)	100,462

Issuance of common stock for cash, March 11, 2005	74,000	74	18,426		18,500

Net loss	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	2,168,000	2,168	241,032	(222,603)	20,597

Net loss	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	2,168,000	2,168	241,032	(259,988)	(16,788)

Net loss	-	-	-	(32,757)	(32,757)

Balance, December 31, 2007	2,168,000	2,168	241,032	(292,745)	(49,545)

Net loss	-	-	-	(38,751)	(38,751)

Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH JUNE 30, 2011

				Deficit
	Common Stock		Additional	Accumulated During	Total Stockholders'
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)
Balance, December 31, 2008	2,168,000	2,168	241,032	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	2,168,000	2,168	241,032	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	2,168,000	2,168	241,032	(422,426)	(179,226)

Net income	-	-	-	92,384	92,384

Balance, June 30, 2011	2,168,000	$2,168	$241,032	$(330,042)	$(86,842)

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from Inception (June 25, 2004) through June 30, 2011
Cash flows from operating activities
Net (loss) from continuing operations	$(32,245)	$-	$(32,245)
Income (loss) from discontinued operations	124,629	(41,098)	(297,797)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities		-
Increase (Decrease) in accounts payable	31,345	-	31,345
Increase (Decrease) in related party payables attributable to discontinued operations	(137,200)	12,000	-
Increase (Decrease) in other liabilities attributable to discontinued operations	(19,891)	13,778	7,393

Net cash used in operating activities	(33,362)	(15,320)	(291,304)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200
Related party advances	39,962	15,000	54,704
Net cash provided by financing activities	39,962	-	297,904

Net increase (decrease) in cash	6,600	(320)	6,600

Cash, beginning of period	-	386	-

Cash, end of period	$6,600	$66	$6,600

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Swinging Pig Productions, Inc. (the "Company") was incorporated under the laws of the State of Florida on June 25, 2004.  On August 11, 2004, the Company formed Chronicles of a Skater Girl, LLC in Florida, for the purpose of producing the Company first independent feature film.

The Company was formerly in the business of developing independent feature film motion pictures.  On May 12, 2011, we entered into a Debt Cancellation Agreement with Harlem Films, Inc., an affiliate of the Company and Daniel Mirman, our treasurer, secretary and one of our directors, pursuant to which Harlem Films, Inc. and Daniel Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all membership interests of Chronicles of a Skater Girl, LLC.

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

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities. The Company is engaged in the acquisition, exploration, development and producing of mineral properties. The Company’s success will depend in large part on its ability to obtain and develop mineral interests within the Central and South America. There can be no assurance that the mineral properties obtained by the Company will produce viable and measurable quantities of minerals or metals and the Company will be subject to local and national laws and regulations which could impact our ability to execute its business plan. As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

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

Mineral Properties

Realization of the Company's investment in and expenditures on mineral properties, if any, is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Properties (Continued)

Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Revenue Recognition

Revenue and royalty from the sale of minerals is to be recognized when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

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

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
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

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(330,042) from inception (June 25, 2004) through June 30, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.  These factors raise substantial doubt about the ability of the Company to continue operation as a going concern.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

3.            FAIR VALUE MEASUREMENTS

The Company has adopted FASB Accounting Standards Codification No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is also required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable, advances payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

Determination of Fair Value

At June 30, 2011, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)
3.            FAIR VALUE MEASUREMENTS (Continued)

The Company had no other assets or liabilities measured at fair value on a recurring basis under the hierarchy as of June 30, 2011.

4.            DISCONTINUED OPERATIONS

On May 12, 2011, the Company signed a debt cancellation agreement in which it sold its membership interests of Chronicles of a Skater Girl, LLC and had a change in control of 55% of our outstanding common stock.  As a result, the Company has ceased operations of developing and producing motion pictures and the Company was released from all obligations to pay monies due to an affiliate in the amount of $143,201. Accordingly, the results of operations of this activity are reported as discontinued operations in the statement of operations, cash flows and balance sheets.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

5.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2011.

6.            RELATED PARTY ADVANCES

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the related party at June 30, 2011 and December 31, 2010 were $54,704 and $14,741 respectively.

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

7.            RELATED PARTY PAYABLES

The Company is provided with office space and management services by a stockholder through his wholly owned company, an affiliate. On May 12, 2011, we entered into a Debt Cancellation Agreement with the affiliate in which the Company was released from all obligations to pay monies due to the affiliate.  Accordingly, $143,201 was forgiven by the affiliate and is included as part of discontinued operations in the statement of operations.

8.            COMMON STOCK

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

9.           PROVISION FOR INCOME TAXES

As of June 30, 2011, the Company had federal net operating loss carryforwards of approximately $(330,042), which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

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

SWINGING PIG PRODUCTIONS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

9.           PROVISION FOR INCOME TAXES (Continued)

A summary of the Company’s deferred tax assets as of June 30, 2011 and December 31, 2010 are as follows:

	2011		2010

Federal net operating loss, at effective rate of 34%		$112,200		$143,600
Less: valuation allowance		(112,200)		(143,600)

Net deferred tax asset	$	---	$	---

The valuation allowance decreased $31,400 for the six months ended June 30, 2011.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report as of June 30, 2011 filed on Form 10-Q.

Overview.   Swinging Pig Productions, Inc. (“we” or the “Company”), is a Florida corporation formed on June 25, 2004.  The Company was previously a development stage company formed for purposes of developing, producing and marketing feature-length motion pictures (the “Former Business”).

On May 12, 2011, we entered into a Debt Cancellation Agreement (“Debt Cancellation Agreement”) with Harlem Films, Inc., an affiliate of the Former Business (“Harlem Films”) and Daniel Mirman, our officer and director at the time (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman ($143,201) in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC.

In connection with the Debt Cancellation Agreement, Dan Mirman sold 600,000 shares of common stock to David Choi. Mr. Choi also purchased 600,000 shares of common stock from Julie Mirman, our former officer and director. As a result of those stock purchases, Mr. Choi owns 1,200,000 shares of common stock, which equals approximately 55% of our outstanding shares of common stock.

This Quarterly Report on Form 10-Q provides certain disclosures required as of June 30, 2011, the end of the period of this Report, which reflect the Former Business. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K.

The transactions described above will not change our “shell company” status.

Our Business.  In connection with the closing of Debt Cancellation Agreement, Dan Mirman resigned as our Treasurer, Secretary and a director and our business changed.  Our current business plan is the acquisition, exploration, and development of mineral properties primarily in Central and South America. We will be actively seeking mining rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of strategic minerals.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties. We also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Results of Operations.

Revenues.    We have no revenues and have only achieved losses since inception.

Operating Expenses.   For the three months ended June 30, 2011, our total expenses were $32,245 for legal and professional fees. By comparison, our operating expenses for the three months ended June 30, 2010, are reported as a loss from discontinued operations of $34,708, which resulted from the discontinuation of our Former Business.

Net Income/Loss. For the three months ended June 30, 2011, we had net income of $110,956, which was represented by income from discontinued operations of $143,201 attributable to the forgiveness of related party payables of our Former Business, less our net loss from continuing operations of $32,245.  This is in comparison to the three months ended June 30, 2010, where we had a net loss of $34,708, which resulted from the loss from discontinued operations of $34,708. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Results of Operations.

Revenues.    We have no revenues and have only achieved losses since inception.

Operating Expenses.   For the six months ended June 30, 2011, our total expenses were $32,245 for legal and professional fees.  By comparison, our operating expenses for the three months ended June 30, 2010, are reported as a loss from discontinued operations of $41,098, which resulted from the discontinuation of our Former Business.

Net Income/Loss. For the six months ended June 30, 2011, we had net income of $92,384, which was represented by income from discontinued operations of $124,629 attributable to the forgiveness of related party payables of our Former Business, less our net loss from continuing operations of $32,245. This is in comparison to the six months ended June 30, 2010, where we had a net loss of $41,098, which resulted from the loss from discontinued operations of $41,098. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.   As of June 30, 2011, we have cash of $6,600. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our total current liabilities of $93,442 consist of accounts payable and accrued expenses of $31,345, related party advances of $54,704, and current liabilities of discontinued operations of $7,393 as of June 30, 2011.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officer or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses. We have received advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at June 30, 2011 and 2010 were $54,704 and $14,741, respectively.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors. However, our ability to continue operations has been negatively affected by our inability to raise significant capital.

During 2011, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be significant and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases.  We may also incur additional costs related to any potential acquisition of mineral properties. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and any potential acquisitions costs, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will need to hire additional employees or independent contractors at this time. We do not anticipate that we will need to purchase or lease additional equipment for the foreseeable future.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

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

Changes in internal controls over financial reporting. There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Swinging Pig Productions, Inc.
a Florida corporation

/s/ Michael Davis	August 15, 2011
Michael Davis President and a Director
(Principal Executive, Financial and Accounting Officer)