Form 10-Q
period 2011-09-30
Heavy Earth Resources, Inc.
filed 2011-10-31
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission File Number: 000-52979

Heavy Earth Resources, Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 27, 2011, we have 69,376,000 issued and outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TABLE OF CONTENTS

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS

	2011 (Unaudited)	2010
Current assets
Cash	$1,000	$-

Total current assets	1,000	-

Total assets	$1,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$67,314	$-
Related party advances	54,704	14,742
Related party payables of discontinued operations	-	137,200
Current liabilities of discontinued operations	5,554	27,284
Total current liabilities	127,572	179,226

Stockholders’ deficit
Common stock, $.001 par value; 300,000,000 shares authorized, 69,376,000 shares issued and outstanding	69,376	69,376
Additional paid-in capital	173,824	173,824
Deficit accumulated during the exploration stage	(369,772)	(422,426)

Total stockholders’ deficit	(126,572)	(179,226)

Total liabilities and stockholders’ deficit	$1,000	$-

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from Inception (June 25, 2004) through September 30, 2011

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional	39,730	-	71,975	-	71,975

Total operating expenses	39,730	-	71,975	-	71,975

Loss from operations	(39,730)	-	(71,975)	-	(71,975)

Other income (expense), net	-	-	-	-	-

Loss before income taxes	(39,730)	-	(71,975)	-	(71,975)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(39,730)	-	(71,975)	-	(71,975)

Income (loss) from discontinued operations	-	(11,657)	124,629	(37,755)	(297,797)

Net income (loss)	$(39,730)	$(11,657)	$52,654	$(37,755)	$(369,772)

Net loss per common share – basic and diluted:
Continuing Operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued Operations	$0.00	$(0.00)	$0.00	$(0.00)
	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average of common shares – basic and diluted	69,376,000	69,376,000	69,376,000	69,376,000

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH SEPTEMBER 30, 2011

	Common Stock *
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Issuance of founders’ common stock, June 26, 2004	38,400,000	38,400	(37,200)	-	1,200

Issuance of common stock for cash, October 5, 2004	28,608,000	28,608	194,892		223,500

Net loss	-	-	-	(124,238)	(124,238)

Balance, December 31, 2004	67,008,000	67,008	157,692	(124,238)	100,462

Issuance of common stock for cash, March 11, 2005	2,368,000	2,368	16,132		18,500

Net loss	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	69,376,000	69,376	173,824	(222,603)	20,597

Net loss	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	69,376,00	69,376	173,824	(259,988)	(16,788)

Net loss	-	-	-	(32,757)	(32,757)

Balance, December 31, 2007	69,376,000	69,376	173,824	(292,745)	(49,545)

Net loss	-	-	-	(38,751)	(38,751)

Balance, December 31, 2008	69,376,000	69,376	173,824	(331,496)	(88,296)
* - Retroactively restated for 32:1 forward stock split.

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH SEPTEMBER 30, 2011

	Common Stock *
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2008	69,376,000	69,376	173,824	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	69,376,000	69,376	173,824	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	69,376,000	69,376	173,824	(422,426)	(179,226)

Net income	-	-	-	52,654	52,654

Balance, September 30, 2011	69,376,000	$69,376	$173,824	$(369,772)	$(126,572)

* - Retroactively restated for 32:1 forward stock split.

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from Inception (June 25, 2004) through September 30, 2011
Cash flows from operating activities
Net (loss) from continuing operations	$(71,975)	$-	$(71,975)
Income (loss) from discontinued operations	124,629	(37,755)	(297,797)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities		-
Increase (decrease) in accounts payable	67,314	-	67,314
Increase (decrease) in related party payables attributable to discontinued operations	(137,200)	-	-
Increase (decrease) in other liabilities attributable to discontinued operations	(21,730)	19,434	5,554

Net cash used in operating activities	(38,962)	(18,321)	(296,904)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200
Related party advances	39,962	17,935	54,704
Net cash provided by financing activities	39,962	17,935	297,904

Net increase (decrease) in cash	1,000	(386)	1,000

Cash, beginning of period	-	386	-

Cash, end of period	$1,000	$-	$1,000

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

1.            NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Heavy Earth Resources, Inc. (formerly, Swinging Pig Productions, Inc.) (the Company) was incorporated under the laws of the State of Florida on June 25, 2004.  The Company’s current plan of operations is the acquisition, exploration, and development of mineral properties primarily in Central and South America. The Company is actively seeking mining rights opportunities with the commercial viability of further exploration and extraction of strategic minerals.

The Company was formerly in the business of developing independent feature film motion pictures under its subsidiary, Chronicles of a Skater Girl, LLC.  On May 12, 2011, we entered into a Debt Cancellation Agreement with Harlem Films, Inc., an affiliate of the Company and Daniel Mirman, our former treasurer, secretary and one of our directors, pursuant to which Harlem Films, Inc. and Daniel Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and our membership interest of Chronicles of a Skater Girl, LLC.

In connection with the Debt Cancellation Agreement, Dan Mirman sold 19,200,000 shares of common stock to David Choi. Mr. Choi also purchased 19,200,000 shares of common stock from Julie Mirman, our former officer and director. As a result of those stock purchases, Mr. Choi owns 38,400,000 shares of common stock, which equals approximately 55% of our outstanding shares of common stock.  As a result of the Debt Cancellation Agreement, Dan Mirman resigned as our treasurer, secretary and director and our business changed.

On September 14, 2011, the Board of Directors approved Swinging Pig Productions, Inc. to change its name from Swinging Pig Productions, Inc. to Heavy Earth Resources, Inc.  The effective date of the name change with the Florida Department of State was October 13, 2011.

Exploration Stage

The Company has not produced any revenues from its principal business and is in the exploration stage as defined by ASC 915, Development Stage Entities. The Company is engaged in the acquisition, exploration, development and producing of mineral properties. The Company’s success will depend in large part on its ability to obtain and develop mineral interests within the Central and South America. There can be no assurance that the mineral properties obtained by the Company will produce viable and measurable quantities of minerals or metals and the Company will be subject to local and national laws and regulations which could impact its ability to execute its business plan. As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

Mineral Properties

Realization of the Company's future investment in and expenditures on mineral properties, if any, is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal. Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties.

Long Lived Assets

Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  To date, the Company has not incurred any impairment losses.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation, if any, as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. To date the Company has not incurred any measurable asset retirement obligations.

Revenue Recognition

The Company records revenues and royalties from the sale of minerals when persuasive evidence of an arrangement exists, the minerals have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(369,772) from inception (June 25, 2004) through September 30, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

Management is currently devoting substantially all of its efforts to acquire productive mineral properties and recover as much of the resources available. There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.           FINANCIAL INSTRUMENTS

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable, advances payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

4.            DISCONTINUED OPERATIONS

On May 12, 2011, the Company signed a debt cancellation agreement in which it sold its membership interest of Chronicles of a Skater Girl, LLC and had a change in control of 55% of our outstanding common stock.  As a result, the Company has ceased operations of developing and producing motion pictures. Accordingly, the results of operations of this previous activity are reported as discontinued operations in the statement of operations, cash flows and balance sheets.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

5.            ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2011.

6.            RELATED PARTY ADVANCES

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the related party at September 30, 2011 and December 31, 2010 were $54,704 and $14,741 respectively.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

7.            RELATED PARTY PAYABLES

The Company was provided with office space and management services by a stockholder through his wholly owned company, an affiliate. On May 12, 2011, we entered into a Debt Cancellation Agreement with the affiliate in which the Company was released from all obligations to pay monies due to the affiliate.  Accordingly, $143,201 was forgiven by the affiliate and is included as part of income from discontinued operations in the statement of operations.

8.            COMMON STOCK

On September 14, 2011, the Board of Directors authorized 32 for 1 forward stock split of the company's $.001 par value common stock. As a result of the forward split, 67,208,000 additional shares were issued as of the effective date and additional paid-in capital was reduced by $67,208. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock split.  The effective date of authorized stock increase with the Florida Department of State was October 13, 2011.  The Company was established with one class of stock, common stock – 300,000,000 shares authorized at a par value of $0.001.

On June 26, 2004, the Company issued 38,400,000 shares of its common stock to its officers for services in the amount of $1,200 which was considered a reasonable estimate of fair value at that date.

On October 5, 2004, the Company issued 28,608,000 shares of its common stock to unrelated investors for cash of $223,500 pursuant to the Company’s unregistered private offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On March 11, 2005, the Company issued 2,368,000 shares of its common stock to unrelated investors for cash of $18,500 pursuant to the Company’s unregistered private offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

9.            PROVISION FOR INCOME TAXES

As of September 30, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance, of approximately ($125,000), has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

10.         SUBSEQUENT EVENT

On October 13, 2011, Swinging Pig Productions, Inc. filed Articles of Amendment to the Articles of Incorporation with the Florida Department of State to change its name from Swinging Pig Productions, Inc. to Heavy Earth Resources, Inc. and increase the number of authorized shares of the Registrant’s common stock from 50,000,000 to 300,000,000. The effective date of the Name Change and Authorized Stock Increase with the Florida Department of State was October 13, 2011.

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

Critical Accounting Policy and Estimates.   Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Quarterly Report as of September 30, 2011 filed on Form 10-Q.

Overview.   Heavy Earth Resources, Inc. (formerly Swinging Pig Productions, Inc.) (“we” or the “Company”), is a Florida corporation formed on June 25, 2004.  The Company was previously a development stage company formed for purposes of developing, producing and marketing feature-length motion pictures (the “Former Business”).

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

In connection with the Debt Cancellation Agreement, our former officers sold their shares of common stock to David Choi. As a result of those stock purchases, Mr. Choi owns 38,400,000 shares of common stock, which equals approximately 55% of our outstanding shares of common stock.

Our Business.  Our current business plan is the acquisition, exploration, and development of mineral properties primarily in Central and South America. We are actively seeking mining rights opportunities with the goal to explore the commercial viability of further exploration and extraction of strategic minerals. In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties. We cannot guarantee that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

Recent Developments. On September 14, 2011, the Board of Directors and our majority shareholder approved a name change from Swinging Pig Productions, Inc. to Heavy Earth Resources, Inc.  The effective date of the name change with the Florida Department of State is October 13, 2011. On October 17, 2011, we effectuated a 32 for 1 forward stock split of its issued and outstanding shares of common stock for shareholders of record as of October 13, 2011 (the “Forward Split”). As a result of the Forward Split, the number of issued and outstanding shares of common stock increased from 2,168,000 shares to 69,376,000 shares.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2011, together with notes thereto.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Results of Operations.

Revenues.    We have not generated any revenues since inception.

Operating Expenses.   For the three months ended September 30, 2011, our total expenses were $39,730 for legal and professional fees associated with our costs of being a public company. By comparison, our operating expenses for the three months ended September 30, 2010, are reported as a loss from discontinued operations of $11,657, which resulted from the discontinuation of our Former Business.

Net Loss. For the three months ended September 30, 2011, we had a net loss of $39,730, which was represented by legal and professional expenses associated with our costs of being a public company.  This is in comparison to the three months ended September 30, 2010, where we had a net loss of $11,657, which resulted from the loss from discontinued operations of $11,657. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Results of Operations.

Revenues.    We have not generated any revenues since inception.

Operating Expenses.   For the nine months ended September 30, 2011, our total expenses were $71,975 for legal and professional fees associated with our costs of being a public company.  By comparison, our operating expenses for the nine months ended September 30, 2010, are reported as a loss from discontinued operations of $37,755, which resulted from the discontinuation of our Former Business.

Net Income/Loss. For the nine months ended September 30, 2011, we had net income of $52,654, which was represented by income from discontinued operations of $124,629 attributable to the forgiveness of related party payables of our Former Business, less our net loss from continuing operations of $71,975. This is in comparison to the nine months ended September 30, 2010, where we had a net loss of $37,755, which resulted from the loss from discontinued operations of $37,755. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.   As of September 30, 2011, we have cash of $1,000. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our total current liabilities of $127,572 consist of accounts payable and accrued expenses of $67,314, related party advances of $54,704, and current liabilities of discontinued operations of $5,554 as of September 30, 2011.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officer or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses. We have received advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at September 30, 2011 and 2010 were $54,704 and $14,742, respectively.

During 2011 and into 2012, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be significant and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases.  We may also incur additional costs related to any potential acquisition of mineral properties. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and any potential acquisitions costs, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heavy Earth Resources, Inc., a Florida corporation
October 28, 2011	By:	/s/ Michael Davis
Michael Davis
	Its:	President, Director
(Principal Executive Officer)

October 28, 2011	By:	/s/ David Choi
David Choi
	Its:	Treasurer, Secretary, Director
(Principal Financial and Accounting Officer)