Form 10-K
period 2011-12-31
Heavy Earth Resources, Inc.
filed 2012-03-02
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 000-52979

Heavy Earth Resources, Inc.
 (Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Second Street, #280, San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)

(415) 813-5079
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2012, there were 69,376,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1A “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item 1. Business.

General.   Heavy Earth Resources, Inc. (“we” or the “Company”), was incorporated in the State of Florida on June 25, 2004, as Swinging Pig Productions, Inc. We were originally formed for purposes of developing, producing and marketing feature-length motion pictures (the “Former Business”).  Our first production was tentatively titled “Chronicles of a Skater Girl,” (“Skater Girl”), which was owned by Chronicles of a Skater Girl, LLC, our wholly-owned subsidiary.

Our Former Business was focused on developing, producing and marketing Skater Girl.  Filmed in New York City, Skater Girl is a coming-of-age skateboarding movie about a girl who skates, named “Abby”, and her stubborn ideologies of life. Over the last several years, we had developed and produced Skater Girl.  However, our ability to complete and market Skater Girl was significantly hindered by our inability to raise additional capital for post production.

On May 12, 2011, we entered into a Debt Cancellation Agreement (“Debt Cancellation Agreement”) with Harlem Films, Inc., an affiliate of the Company (“Harlem Films”) and Daniel Mirman, our former Treasurer, Secretary and one of our directors (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC. The aggregate amount was approximately $155,000.

On October 13, 2011, we filed Articles of Amendment to our Articles of Incorporation to change our name to “Heavy Earth Resources, Inc.” and increase the number of authorized shares of our common stock from 50,000,000 to 300,000,000. On October 17, 2011, we effectuated a 32 for 1 forward stock split of our issued and outstanding shares of common stock for shareholders of record as of October 13, 2011. As a result of the forward split, the number of issued and outstanding shares of common stock increased from 2,168,000 shares to 69,376,000 shares.

The transactions discussed above will not change our “shell company” status.

Our Current Business.   Our current business plan is the exploration, development and production of oil and natural gas properties primarily in Central and South America. We have not yet generated or realized any revenues from our business operations. We are actively seeking oil and natural gas rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of oil and natural gas.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties.

During the last ten months, we have researched potential opportunities for us to acquire oil and natural gas projects in Central and South America.  As of the date of this report, we have identified a potential acquisition and conducted negotiations with that party. We cannot guaranty that we will acquire or enter into any formal agreement with that party, or that in the event that we acquire that entity, this acquisition will increase the value of our common stock.

If we do not complete the transaction discussed herein, we will look for another acquisition target. We cannot guaranty that we will acquire any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

Competition.   We are an insignificant participant among firms that engage in the exploration, development and production of oil and natural gas properties primarily in Central and South America.  There are many established companies that have significantly greater financial and personal resources, technical expertise and experience than ours.  In view of our limited financial resources and management availability, we will continue to be at a significant competitive disadvantage relative to our competitors.

Government Regulation.   We intend to conduct our business in compliance with any applicable regulations, and are subject to general state and federal laws governing the conduct of businesses in general.

Our Research and Development.   We are not currently conducting any research and development activities.

Facilities.   We do not own any property. We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 625 Second Street, #280, San Francisco, California 94107.   Of these facilities, the office space that we utilize is approximately 120 square feet.

Employees.  As of March 1, 2012, we had no employees other than our directors and officers.  We plan to enter into executive employment agreements with Grant Draper, our President and Chief Executive Officer, and Anthony Ives, our Chief Operating Officer and Chief Financial Officer.

We plan to outsource independent consultant engineers and geologists on a part time basis to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operations.  Consultants will be retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

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

As of December 31, 2011, our net loss since inception was $392,645. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are an exploration stage company, we have no revenues to sustain our operations.

We are an exploration stage company that is currently developing our business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

We will need additional financing to execute our business plan.

We do not have any revenues from our current operations. We will need substantial additional funds to effectuate our business plan and acquire oil and natural gas projects. We will seek additional funds through public or private equity or debt financing, joint ventures and/or from other sources. We cannot guaranty that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Oil and natural gas exploration and development activities are subject to many risks which may affect our ability to obtain any level of commercial success.

Oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. Production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business and future prospects.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business and future prospects.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including Grant Draper, our President and Chief Executive Officer, and Anthony Ives, our Chief Operating Officer and Chief Financial Officer. The loss of the services of both of these officers could significantly hinder our operations.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for Mr. Draper or Mr. Ives.  In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

Our officers and directors are engaged in other activities that could have conflicts with our business interests, which means our business may suffer if our officers and directors do not devote sufficient time to our operations or place their interests in other endeavors above our interests.

The potential for conflicts of interest exists among us and affiliated persons for future business opportunities that may not be presented to us. Our officers and directors may engage in other activities.  Our officers and directors may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved.  We do not currently have employment contracts with our officers, nor are we able to pay them any compensation at our current and foreseeable levels of operations.  Should Mr. Draper and Mr. Ives decide to devote less time to our operations, our business may fail.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated March 1, 2012, our current independent registered public accounting firm stated that our financial statements for the year ended December 31, 2011, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our lack of assets and our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

The costs to meet our reporting requirements as a public company will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $150,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related To Our Common Stock.

Because David Choi currently owns 55% of our outstanding common stock, investors may find that decisions made by Mr. Choi conflict with their interests.

David Choi owns approximately 55% of our currently outstanding common stock. As a result, he will be able to decide who will be directors and control the direction of the company. Mr. Choi’s interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and his ability to continue to manage the business, in terms of the amount of time he is able to devote to our operations. Investors in us will have little to no control over our management decisions. As a result, investors will necessarily be forced to rely on the expertise of Mr. Choi and our management and directors.

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

If an active public market for our shares develops, it will likely be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Second, an investment in us is a speculative or “risky” investment due to our lack of revenues to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property Held.  As of December 31, 2011, we do not own any property.

Facilities.   We currently rent shared office space on a month to month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 625 Second Street, #280, San Francisco, California 94107.  Of these facilities, the office space that we utilize is approximately 120 square feet.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Mine Safety Disclosures.

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

Market Information.   Our common stock is listed for quotation on the OTC Bulletin Board and OTCQB under the symbol "HEVI." To date there has been no active trading market, and no trades of shares of our common stock have occurred.

We had 69,376,000 shares of common stock issued and outstanding as of December 31, 2011, which were held by approximately 23 shareholders.

Since we are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place register for sale the shares of common stock held by our shareholders.

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

Critical Accounting Policies and Estimates.  Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in our financial statements.

Overview.   Our current business plan is the exploration, development and production of oil and natural gas properties primarily in Central and South America. We have not yet generated or realized any revenues from our business operations. We are actively seeking oil and natural gas rights opportunities with the goal to further explore the commercial viability of further exploration and extraction of oil and natural gas.  In the event we are able to acquire such properties, we intend to either contract out the operations or joint venture the project to qualified interested parties.

For the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Results of Operations.

Revenues. For the period from our inception on June 25, 2004 to the period ended December 31, 2011, we generated no revenues from our operations.

Operating Expenses.   For the year ended December 31, 2011, our total expenses were $94,848 for legal and professional fees.  By comparison, our operating expenses for year ended December 31, 2010, are reported as a loss from discontinued operations of $53,149, which resulted from the discontinuation of our Former Business.

Net Income/Loss. For the year ended December 31, 2011, we had net income of $29,781, which was represented by income from discontinued operations of $124,629 directly attributable to the forgiveness of related party payables of our Former Business, less our net loss from continuing operations of $94,848. By comparison, for the year ended December 31, 2010, we had a net loss of $53,149, which resulted from the loss from discontinued operations of $53,149. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.   As of December 31, 2011, we have no cash and are therefore unable to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our total current liabilities of $149,445 consist of accounts payable and accrued expenses of $85,448, related party advances of $58,704, and current liabilities of discontinued operations of $5,293 as of December 31, 2011.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We must raise additional capital to continue our operations. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, we hope that our officers or majority shareholder will contribute funds to pay for our expenses to achieve our objectives over the next twelve months, although we cannot guaranty that either those parties will contribute funds to pay our expenses. We have received advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2011 and 2010 were $58,704 and $14,742, respectively.

During the last ten months, we have researched potential opportunities for us to acquire oil and natural gas projects in Central and South America.  As of the date of this report, we have identified a potential acquisition and conducted negotiations with that party. We cannot guaranty that we will acquire or enter into any formal agreement with that party, or that in the event that we acquire that entity, this acquisition will increase the value of our common stock.

If we do not complete the transaction discussed herein, we will look for another acquisition target. We cannot guaranty that we will acquire any other third party, or enter into any similar transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

During 2012, we expect to incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will be significant and will continue to impact our liquidity. Those fees will be higher if our business volume and activity increases.  We may also incur additional costs related to any potential acquisition of oil and natural gas properties. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and any potential acquisitions costs of extractive properties, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will need to hire additional employees or independent contractors or purchase or lease any equipment unless we are able to acquire oil and natural gas projects.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Heavy Earth Resources, Inc.

We have audited the accompanying balance sheets of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from inception (June 25, 2004) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred an operating loss and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Q Accountancy Corporation

Irvine, California
March 1, 2012

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
DECEMBER 31, 2011 and 2010

ASSETS

	2011	2010
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$85,448	$-
Related party advances	58,704	14,742
Related party payables of discontinued operations	-	137,200
Current liabilities of discontinued operations	5,293	27,284
Total current liabilities	149,445	179,226

Stockholders’ deficit
Common stock, $.001 par value; 300,000,000 shares authorized, 69,376,000 shares issued and outstanding	69,376	69,376
Additional paid-in capital	173,824	173,824
Deficit accumulated during the exploration stage	(392,645)	(422,426)

Total stockholders’ deficit	(149,445)	(179,226)

Total liabilities and stockholders’ deficit	$-	$-

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from Inception (June 25, 2004) through December 31, 2011

Net revenue	$-	$-	$-

Operating expenses
Legal and professional	94,848	-	94,848

Total operating expenses	94,848	-	94,848

Loss from operations	(94,848)	-	(94,848)

Other income (expense), net	-	-	-

Loss before income taxes	(94,848)	-	(94,848)

Provision for income taxes	-	-	-

Net loss from continuing operations	(94,848)	-	(94,848)

Income (loss) from discontinued operations	124,629	(53,149)	(297,797)

Net income (loss)	$29,781	$(53,149)	(392,645)

Net loss per common share – basic and diluted:
Continuing Operations	$(0.00)	$-
Discontinued Operations	$0.00	$(0.00)
	$(0.00)	$(0.00)

Weighted average of common
shares – basic and diluted	69,376,000	69,376,000

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH DECEMBER 31, 2011

				Deficit
	Common Stock		Additional	Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Exploration Stage	Equity (Deficit)

Balance, June 25, 2004	-	$-	$-	$-	$-

Issuance of founders’ common stock, June 26, 2004	38,400,000	38,400	(37,200)	-	1,200

Issuance of common stock for cash, October 5, 2004	28,608,000	28,608	194,892		223,500

Net loss	-	-	-	(124,238)	(124,238)

Balance, December 31, 2004	67,008,000	67,008	157,692	(124,238)	100,462

Issuance of common stock for cash, March 11, 2005	2,368,000	2,368	16,132		18,500

Net loss	-	-	-	(98,365)	(98,365)

Balance, December 31, 2005	69,376,000	69,376	173,824	(222,603)	20,597

Net loss	-	-	-	(37,385)	(37,385)

Balance, December 31, 2006	69,376,000	69,376	173,824	(259,988)	(16,788)

Net loss	-	-	-	(32,757)	(32,757)

Balance, December 31, 2007	69,376,000	69,376	173,824	(292,745)	(49,545)

Net loss	-	-	-	(38,751)	(38,751)

Balance, December 31, 2008	69,376,000	69,376	173,824	(331,496)	(88,296)

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH DECEMBER 31, 2011

	Common Stock		Additional	Deficit Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Exploration Stage	Equity (Deficit)
Balance, December 31, 2008	69,376,000	69,376	173,824	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	69,376,000	69,376	173,824	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	69,376,000	69,376	173,824	(422,426)	(179,226)

Net income	-	-	-	29,781	29,781

Balance, December 31, 2011	69,376,000	$69,376	$173,824	$(392,645)	$(149,445)

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from Inception (June 25, 2004) through December 31, 2011
Cash flows from operating activities
Net (loss) from continuing operations	$(94,848)	$-	$(94,848)
Income (loss) from discontinued operations	124,629	(53,149)	(297,797)
Forgiveness of related party payables attributable to discontinued operations	(137,200)	-	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in accounts payable and accrueds	85,448	-	85,448
Increase in related party payables attributable to discontinued operations	-	24,000	-
Increase (decrease) in other liabilities attributable to discontinued operations	(21,991)	25,174	5,293

Net cash used in operating activities	(43,962)	(3,975)	(301,904)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200
Related party advances	43,962	3,589	58,704
Net cash provided by financing activities	43,962	3,589	301,904

Net increase (decrease) in cash	-	(386)	-

Cash, beginning of period	-	386	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Heavy Earth Resources, Inc. (formerly, Swinging Pig Productions, Inc.) (the Company) was incorporated under the laws of the State of Florida on June 25, 2004.  The Company’s current plan of operations is the exploration,  development and production of oil and natural gas properties primarily in Central and South America. The Company is actively seeking oil and natural gas rights opportunities with the commercial viability of further exploration and extraction of oil and natural gas.

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

Exploration Stage

The Company has not produced any revenues from its principal business and is in the exploration stage as defined by ASC 915, Development Stage Entities. The Company is engaged in the exploration, development and production of oil and natural gas properties. The Company’s success will depend in large part on its ability to obtain and develop oil and natural gas interests within the Central and South America. There can be no assurance that the oil and natural gas properties obtained by the Company will produce viable and measurable quantities of oil and natural gas and the Company will be subject to local and national laws and regulations which could impact its ability to execute its business plan. As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Oil and Natural Gas Properties

Realization of the Company's future investment in and expenditures on oil and natural gas properties, if any, is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal. Title to oil and natural gas properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many oil and natural gas properties.

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

Asset Retirement Obligations

The Company expects to record the fair value of an asset retirement obligation, if any, as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. To date the Company has not incurred any measurable asset retirement obligations.

Revenue Recognition

The Company expects to record revenues and royalties from the sale of oil and natural gas when persuasive evidence of an arrangement exists, the oil and natural gas have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes (ASC 740).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies ASC No. 220, Comprehensive Income (ASC 220).  ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (June 25, 2004) through December 31, 2011, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(392,645) from inception (June 25, 2004) through December 31, 2011. The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations.  These factors, among other, raise substantial doubt that the Company will be able to continue as a going concern.

Management is currently devoting substantially all of its efforts to acquire productive oil and natural gas properties and recover as much of the resources as available.  There can be no assurance that the Company’s efforts will be successful, or that those efforts will translate in a beneficial manner to the Company.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.           FAIR VALUE MEASUREMENTS

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of accounts payable, advances payable and accrued expenses and related party payables approximate their fair value due to the short period to maturity of these instruments.

4.           DISCONTINUED OPERATIONS

On May 12, 2011, the Company signed a debt cancellation agreement in which it sold its membership interests of Chronicles of a Skater Girl, LLC and had a change in control of 55% of our outstanding common stock.  As a result, the Company has ceased operations of developing and producing motion pictures. Accordingly, the results of operations of this entity are reported as discontinued operations in the statement of operations, cash flows and balance sheets.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

5.           ACCRUED WAGES AND COMPENSATED ABSENCES

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2011.

6.           RELATED PARTY ADVANCES

The Company periodically receives advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the related party at December 31, 2011 and December 31, 2010 were $58,704 and $14,742 respectively.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

8.           COMMON STOCK

On September 14, 2011, the Board of Directors authorized 32 for 1 forward stock split of the company's $.001 par value common stock. As a result of the forward split, 67,208,000 additional shares were issued, and additional paid-in capital was reduced by $67,208. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the forward stock   split.  The effective date of authorized stock increase with the Florida Department of State is October 13, 2011.  The Company was established with one class of stock, common stock with 300,000,000 shares authorized at a par value of $0.001.

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

9.           PROVISION FOR INCOME TAXES

As of December 31, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset of approximately $130,000 was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On March 30, 2010, we dismissed Seale and Beers, CPAs (“Seale”) as our principal accountant effective on such date. Seale was our independent registered public accounting firm from August 6, 2009, the date of appointment, until March 30, 2010, the date of dismissal. We engaged Q Accountancy Corporation (“QAC”) as our new principal accountant effective as of March 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

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

We engaged QAC as our new independent accountant as of March 30, 2010.  During years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

On May 12, 2011, Daniel Mirman resigned as our Secretary, Treasurer and a director and David Choi was appointed as our Secretary, Treasurer and a director. On December 2, 2011 Michael Davis resigned as our President and a director and Grant Draper was appointed as our President, Chief Executive Officer and a director and Anthony Ives was appointed as our Chief Financial Officer, Chief Operating Officer and a director.

Name	Age	Position
Grant Draper	47	Chief Executive Officer, President, Director
Anthony Ives	48	Chief Operating Officer, Chief Financial Officer, Director
David Choi	45	Secretary, Treasurer, Director

Grant Draper, age 47, has more than 13 years of experience in the management of public companies and participation in financial transactions.  From December 2008 to May 2011, Mr. Draper served as a managing director with FTI Consulting Inc., a global business advisory firm. Prior to joining FTI Consulting Inc., Mr. Draper served as the president and chief operating officer of The Element Agency Inc. and Affirm Americas Strategic Communications Inc. in New York City from April 2005 to December 2008.  Mr. Draper is a Member of Thorium One’s Advisory Board, is a frequent speaker presenting at American Strategic Management Institute and National Directors Institute events and is regularly quoted in the media including Bloomberg, TIME, The New York Times and New York Daily News.  He earned his Bachelor of Arts degree in English from the University of Alberta – Edmonton in 1987 and a Masters in Business Administration degree in Finance from Columbia University Business School in 2001. Mr. Draper is not an officer or director of any other reporting company.

We anticipate entering into an employment agreement with Mr. Draper, the terms of which will be disclosed when available, pursuant to which Mr. Draper is expected to receive a salary and/or stock based compensation.

Anthony Ives, age 48, has more than 20 years of investment experience in the capital markets, including Merrill Lynch, the City of Sacramento’s Treasurers’ Office, the California State Public Employees Pension System (CalPERS), the nation’s largest public pension fund firm, and mutual fund Jurika & Voyles. From September 2009 to August 2011, Mr. Ives served as the Chief Financial Officer of Banneker Ventures in Washington, D.C.  Mr. Ives is the founder of the nonprofit Grupo de Apoyo al Desarrollo (GAD) in Honduras and has served as its executive director since 2005. GAD assists indigenous populations to start businesses, implement nature conservation and protection programs, including reforestation projects, and has created a national scholarship program that has supported over 200 young scholars through high school and university.  Mr. Ives serves as President of the Board of Directors for GAD and on the Board of Directors of the Mesoamerican Conservation Trust Fund (MCTF), and is nominated as an Ashoka Fellow of Mexico for his work in sustainable development in Latin America.

Mr. Ives’ professional accomplishments include co-management of the CalPERS internal equity fund, a neutral fund, and the state deferred compensation fund.  In 1997, Mr. Ives joined the Jurika & Voyles mutual fund where he served as Vice-President and Director of Trading.

Mr. Ives also served as a business consultant to the U.S. Peace Corps in Honduras from July 2003 to October 2005. Mr. Ives earned a Bachelor of Science degree in Business from California State University, Sacramento in 1992 and a Masters in Business Administration degree in Finance from California State University, Sacramento in 1997.  Mr. Ives is not an officer or director of any other reporting company.

We anticipate entering into an employment agreement with Mr. Ives, the terms of which will be disclosed when available, pursuant to which Mr. Ives is expected to receive a salary and/or stock based compensation.

David Choi, 45, has been a faculty member at Loyola Marymount University (LMU) since 2003.  He has taught and written extensively in the areas of Entrepreneurship, Entrepreneurial Finance, Social Entrepreneurship and Technology Management.  Mr. Choi is also Associate Director of the Fred Kiesner Center for Entrepreneurship at LMU.  Before arriving at LMU, Mr. Choi worked for over 10 years in the private sector with companies such as The Boston Consulting Group and Titan Corporation.  Mr. Choi was also a founding member and Fellow of the Leadership Initiative at Harvard Business School.  Mr. Choi has founded and continues to be involved with several entrepreneurial companies in software, biotechnology, and hedge fund management.  Mr. Choi received his Bachelors and Masters in Industrial Engineering at the University of California, Berkeley and his Doctorate in Management at the University of California, Los Angeles.  Mr. Choi also serves as the Chief Business Officer and a director of Nanogea Corporation, a nano-biotechnology company based in Culver City, California focused on developing single molecular detection platforms for use in molecular diagnostic and pharmaceutical research.

There are no family relationships between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert. Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics.  We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics, which we will post on a corporate website.

Director Independence. None of our directors are deemed independent. Our directors also hold positions as officers.

Item 11. Executive Compensation

Summary Compensation Table.   The compensation of the named executive officers for the fiscal years ended December 31, 2011 and 2010, is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Grant Draper, President, CEO	2011	0	0	0	0	0	0	0	0

Anthony Ives, COO, CFO	2011	0	0	0	0	0	0	0	0

David Choi, Secretary, Treasurer	2011	0	0	0	0	0	0	0	0

Michael Davis, Former Officer (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Daniel Mirman, Former Officer (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Julie Mirman, Former Officer (3)	2010	0	0	0	0	0	0	0	0

(1)	On December 2, 2011, Michael Davis resigned as our President and a director.

(2)	On May 12, 2011, Daniel Mirman resigned as our Secretary, Treasurer and a director.

(3)	On March 30, 2010, Julie Mirman resigned as our President and a director.

Employment Contracts.   We currently do not have any employment contracts.  We anticipate entering into employment agreements with Mr. Draper and Mr. Ives, the terms of which will be disclosed when available, pursuant to which Mr. Draper and Mr. Ives are expected to receive a salary and/or stock based compensation.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans. As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.   As of the year ended December 31, 2011, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Grant Draper, President, CEO	0	0	0	0	n/a	0	0	0	0

Anthony Ives, COO, CFO	0	0	0	0	n/a	0	0	0	0

David Choi, Secretary, Treasurer	0	0	0	0	n/a	0	0	0	0

Michael Davis, Former Officer (1)	0	0	0	0	n/a	0	0	0	0

Daniel Mirman, Former Officer (2)	0	0	0	0	n/a	0	0	0	0

(1) On December 2, 2011, Michael Davis resigned as our President and a director. (2) On May 12, 2011, Daniel Mirman resigned as our Secretary, Treasurer and a director.

Director Compensation.   The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Grant Draper	0	0	0	0	0	0	0

Anthony Ives	0	0	0	0	0	0	0

David Choi	0	0	0	0	0	0	0

Michael Davis (1)	0	0	0	0	0	0	0

Daniel Mirman (2)	0	0	0	0	0	0	0

(1) On December 2, 2011, Michael Davis resigned as our President and a director. (2) On May 12, 2011, Daniel Mirman resigned as our Secretary, Treasurer and a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)

Common Stock	Grant Draper 625 Second Street, #280 San Francisco, CA 94107	0 Shares Chief Executive Officer, President and Director	0%

Common Stock	Anthony Ives 625 Second Street, #280 San Francisco, CA 94107	0 Shares Chief Operating Officer, Chief Financial Officer and Director	0%

Common Stock	David Choi 2203 Hollister Terrace Glendale, CA 91206	38,400,000 Shares Treasurer, Secretary and Director	55.35%

Common Stock	Christopher Radomski 3334 East Coast Highway, Suite 321 Corona Del Mar, CA 92625	6,528,000 Shares (2) Shareholder	9.41%

Common Stock	Jayson Woodbridge 2355 Pickett Road Calistoga, CA 94515	6,272,000 Shares (3) Shareholder	9.04%

Common Stock	Peter Geddes 15828 Ventura Boulevard, Suite 213 Encino, California 91436	4,928,000 Shares (4) Shareholder	7.10%

Common Stock	All Executive Officers and Directors as a group	38,400,000 Shares	55.35%

(1)	Based on 69,376,000 shares of the company’s common stock issued and outstanding as of March 1, 2012.
(2)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Christopher Radomski and the 32 for 1 forward stock split which occurred on October 17, 2011.

(3)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Jayson Woodbridge and the 32 for 1 forward stock split which occurred on October 17, 2011.

(4)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Peter Geddes and the 32 for 1 forward stock split which occurred on October 17, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

Related Party Transactions.  Since the beginning of our last fiscal year, there have been no related party transactions, except for the following:

We periodically receive advances from a stockholder when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at December 31, 2011 and 2010 were $58,704 and $14,742, respectively.

On May 12, 2011,  we entered into a Debt Cancellation Agreement with Harlem Films, Inc., an affiliate of the Company (“Harlem Films”) and Daniel Mirman, our former Treasurer, Secretary and one of our directors (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to Skater Girl and all memberships interests of Chronicles of a Skater Girl, LLC.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees.   The aggregate fees billed in each of the years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $16,000 and $13,700, respectively.

Audit-Related Fees.   There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2011 and 2010.

Tax Fees.   For the fiscal years ended December 31, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.   None.

Pre-Approval Policies and Procedures.   Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8.

(b)	Exhibits required by Item 601.

Exhibit	Description
3.1	Articles of Amendment to Articles of Incorporation (1)
3.1.2	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Debt Cancellation Agreement, dated May 12, 2011 (2)
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

(1)	Filed as Exhibit 2.1 and 2.3 to our Form 10-SB filed with the Securities and Exchange Commission on December 13, 2007, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to our Form 10-K filed with the Securities and Exchange Commission on May 18, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavy Earth Resources, Inc. a Florida corporation

March 2, 2012	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

March 2, 2012	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer, Chief Operating Officer, and a Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Grant Draper	March 2, 2012
Grant Draper
Its:	President, Chief Executive Officer, and a Director (Principal Executive Officer)

By:	/s/ Anthony Ives	March 2, 2012
Anthony Ives
Its:	Chief Operating Officer, Chief Financial Officer, and a Director (Principal Financial and Accounting Officer)

By:	/s/ David Choi	March 2, 2012
David Choi
Its:	Treasurer, Secretary and a Director