Form 10-Q
period 2012-03-31
Heavy Earth Resources, Inc.
filed 2012-05-14
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission File Number: 000-52979

Heavy Earth Resources, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Second Street, #280, San Francisco, CA 94107
(Address of principal executive offices) (Zip Code)

(415) 813-5079
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2012, there were 69,376,000 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
MARCH 31, 2012 and 2011
(UNAUDITED)

ASSETS

	2012	2011
Current assets
Cash	$20,594	$-

Total current assets	20,594	-

Total assets	$20,594	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$135,841	$85,448
Related party advances	99,204	58,704
Current liabilities of discontinued operations	5,293	5,293
Total current liabilities	240,338	149,445

Stockholders’ deficit
Common stock, $.001 par value; 300,000,000 shares authorized, 69,376,000 shares issued and outstanding	69,376	69,376
Additional paid-in capital	173,824	173,824
Deficit accumulated during the development stage	(462,944)	(392,645)

Total stockholders’ deficit	(219,744)	(149,445)

Total liabilities and stockholders’ deficit	$20,594	$-

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period from Inception (June 25, 2004) through March 31, 2012

Net revenue	$-	$-	$-

Operating expenses
General and administrative expenses	19,906		19,906
Legal and professional	50,393	-	145,241

Total operating expenses	(70,299)	-	(165,147)

Loss from operations	(70,299)	-	(165,147)

Other income (expense), net	-	-	-

Loss before income taxes	(70,299)	-	(165,147)

Provision for income taxes	-	-	-

Net loss from continuing operations	(70,299)	-	(165,147)

Income (loss) from discontinued operations	-	(18,572)	(297,797)

Net income (loss)	$(70,299)	$(18,572)	$(462,944)

Net loss per common share – basic and diluted:
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$0.00	$(0.00)

Weighted average of common shares – basic and diluted	69,376,000	69,376,000

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2012
(UNAUDITED)

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

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (JUNE 25, 2004) THROUGH MARCH 31, 2012
(UNAUDITED)

				Deficit
	Common Stock		Additional	Accumulated During	Total Stockholders’
	Number of Shares	Amount	Paid-In Capital	Development Stage	Equity (Deficit)
Balance, December 31, 2008	69,376,000	69,376	173,824	(331,496)	(88,296)

Net loss	-	-	-	(37,781)	(37,781)

Balance, December 31, 2009	69,376,000	69,376	173,824	(369,277)	(126,077)

Net loss	-	-	-	(53,149)	(53,149)

Balance, December 31, 2010	69,376,000	69,376	173,824	(422,426)	(179,226)

Net income	-	-	-	29,781	29,781

Balance, December 31, 2011	69,376,000	$69,376	$173,824	$(392,645)	$(149,445)

Net loss	-	-	-	(70,299)	(70,299)

Balance, March 31, 2012	69,376,000	$69,376	$173,824	(462,944)	(219,744)

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period from Inception (June 25, 2004) through March 31, 2012
Cash flows from operating activities
Net (loss) from continuing operations	$(70,299)	$-	$(165,147)
Income (loss) from discontinued operations	-	(18,572)	(297,797)
Forgiveness of related party payables attributable to discontinued operations	-	-	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in accounts payable	50,393	-	135,841
(Decrease) in accounts payable attributable to discontinued operations		(12,391)
Increase (Decrease) in other liabilities attributable to discontinued operations	-	-	5,293

Net cash used in operating activities	(19,906)	(30,963)	(321,810)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	243,200
Increase in related party payables attributable to discontinued operations	-	30,963	-
Related party advances	40,500	-	99,204
Net cash provided by financing activities	40,500	30,963	342,404

Net increase (decrease) in cash	20,594	-	20,594

Cash, beginning of period	-	-	-

Cash, end of period	$20,594	$-	$20,594

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See Notes to Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Heavy Earth was incorporated in the State of Florida on June 25, 2004 as Swinging Pig Productions, Inc.  We were previously a development stage company formed for purposes of developing, producing and marketing feature-length motion pictures (the “Former Business”).  On May 12, 2011, we entered into a Debt Cancellation Agreement (“Debt Cancellation Agreement”) with Harlem Films, Inc., an affiliate of the Former Business (“Harlem Films”) and Daniel Mirman, our officer and a director at the time (“Mirman”), pursuant to which Harlem Films and Mirman released us from all obligations to pay monies due to Harlem Films and Mirman in exchange for all rights to the Former Business’ production, Skater Girl, and all memberships interests of Chronicles of a Skater Girl, LLC. In connection with the closing of Debt Cancellation Agreement, Mirman resigned as our officer and a director and our business changed. Our new business was the acquisition, exploration, and development of oil and gas properties primarily in Central and South America.

On September 14, 2011, the Board of Directors approved Swinging Pig Productions, Inc. to change its name from Swinging Pig Productions, Inc. to Heavy Earth Resources, Inc.  The effective date of the name change with the Florida Department of State was October 13, 2011.

On May 3, 2012, we acquired Deep Core, Inc. (“Deep Core”) pursuant to a Share Exchange as detailed in Note 9. Deep Core was incorporated in the Cayman Islands on March 29, 2011. On January 31, 2012, Deep Core purchased 99.68% of the DCX’s outstanding common stock from Petro Vista Energy Colombia Corp., a Barbados corporation and a wholly-owned subsidiary of Petro Vista Energy Corp., a British Columbia, Canada corporation.

DCX owns a 50% working interest in an Exploration and Production Contract (“E&P Contract”) consisting of 57,252 gross acres (23,169 gross hectares), that includes the Morichito Block located in East Plains, Llanos Basin, Colombia. Deep Core is currently in negotiations to acquire a 25% working interest in an E&P Contract No. 5 of 2008 consisting of 68,473 gross acres (27,710 gross hectares), that includes the La Maye Block located in the prospective Lower Magdalena Basin, Colombia.

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
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

Oil and Natural Gas Properties

Realization of the Company's future investment in and expenditures on oil and natural gas properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal. Title to oil and natural gas properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many oil and natural gas properties.

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

Revenue Recognition

The Company expects to record revenues and royalties from the sale of oil and natural gas when persuasive evidence of an arrangement exists, the oil and natural gas have been delivered to the customer and the risk of ownership or title has been transferred, and collectability is reasonably assured

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

 2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $(462,944) from inception (June 25, 2004) through March 31, 2012. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations.  These factors, among other, raise substantial doubt that the Company will be able to continue as a going concern.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

2.           GOING CONCERN (Continued)

Management is currently devoting substantially all of its efforts to acquire productive oil and gas properties and recover as much of the resources as available.  There can be no assurance that the Company’s efforts will be successful, or that those efforts will translate in a beneficial manner to the Company.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

5.           ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2012.

6.           RELATED PARTY ADVANCES

The Company periodically receives advances from related parties when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the related party at March 31, 2012 and December 31, 2011 were $99,204 and $58,704 respectively.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

7.   COMMON STOCK

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

8.           PROVISION FOR INCOME TAXES

As of March 31, 2012, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset of $157,400 was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

9.           SUBSEQUENT EVENTS

During March and April 2012, the Company was advanced a total of $80,000 from a related entity.  The advances are non-interest bearing and are due on demand.  The funds used for working capital purposes by the Company.

On May 3, 2012, the Company entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with Deep Core, Inc., a Cayman Islands exempt company (“Deep Core”) and the sole shareholder of Deep Core (“Deep Core Holder”).  Pursuant to the Exchange Agreement, the Company issued (i) two hundred fifty thousand (250,000) shares of our $0.001 par value common stock (the “Common Stock”) (the “Exchange Shares”) in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and (ii) eight million five hundred seventy four thousand forty two (8,574,042) shares of our Common Stock to the holders (“Holders”) of outstanding convertible promissory notes of Deep Core (the “Notes”) in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per Conversion Share (the “Conversion Shares”).  The issuance of the Exchange Shares and Conversion Shares shall be referred to as the “Share Exchange.”  The foregoing issuance of Common Stock to the Deep Core Holder and the Holders constituted approximately 12.7% of the issued and outstanding Common Stock of the Company as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

As a result of the Share Exchange and the other transactions contemplated thereunder, Deep Core became a wholly owned subsidiary of the Company.  The Share Exchange and Exchange Agreement were approved by the Company’s board of directors, Deep Core’s board of directors and the Deep Core Holder.

Deep Core was incorporated in the Cayman Islands on March 29, 2011.  On January 31, 2012, Deep Core closed a Share Purchase Agreement (the agreement, or SPA) with Petro Vista Energy Colombia Corp. (a Barbados corporation) (PVE Colombia), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (PVE) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS) (DCX) for $1,750,000 and certain other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.  Pursuant to the agreement, Deep Core paid the purchase price as follows: 1) $800,000 paid in December 2011, 2) $894,000 paid to various parties for transaction related costs, and 3) $56,000 paid and held in Escrow as security for any remaining undisclosed liabilities to be released within six (6) months of Closing.

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Current Overview.   Heavy Earth Resources, Inc. (referred to herein as the “Registrant,” “Heavy Earth,” the “Company,” “we,” “us” and similar terms) is an independent exploration stage company engaged in the exploration, development and production of oil and natural gas properties primarily in Central and South America. Through our subsidiaries, we are actively exploring our oil and gas properties consisting of a 50% participating interest in the Morichito Block of the Los Llanos Basin of Colombia (“Morichito Block”).  We are also currently in negotiations to acquire a 25% participating interest in the La Maye Block located in Lower Magdalena Basin of Colombia (“La Maye Block”).  We currently devote a significant portion of our operations to the exploration and development of the Morichito Block.

On May 3, 2012, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with Deep Core, Inc., a Cayman Islands exempt company (“Deep Core”) and the sole shareholder of Deep Core (“Deep Core Holder”). Pursuant to the Exchange Agreement, we issued (i) two hundred fifty thousand (250,000) shares of our $0.001 par value common stock (the “Common Stock”) (the “Exchange Shares”) in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and (ii) eight million five hundred seventy four thousand forty two (8,574,042) shares of our Common Stock to the holders (“Holders”) of outstanding convertible promissory notes of Deep Core (the “Notes”) in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per Conversion Share (the “Conversion Shares”). The issuance of the Exchange Shares and Conversion Shares shall be referred to as the “Share Exchange.”

On January 31, 2012, Deep Core closed a Share Purchase Agreement (the agreement, or SPA) with Petro Vista Energy Colombia Corp. (a Barbados corporation) (PVE Colombia), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (PVE) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS) (DCX) for $1,750,000 and certain other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.  Pursuant to the agreement, Deep Core paid the purchase price as follows: 1) $800,000 paid in December 2011, 2) $894,000 paid to various parties for transaction related costs, and 3) $56,000 paid and held in Escrow as security for any remaining undisclosed liabilities to be released within six (6) months of Closing.

The Share Exchange between the Registrant and Deep Core is deemed to be a reverse acquisition. The transaction between Deep Core and DCX is also deemed to be a reverse acquisition, where Deep Core (the legal acquirer) is deemed to be the accounting acquiree and DCX (the legal acquire) is considered the accounting acquirer.  The assets and liabilities will be transferred at their historical cost with the capital structure of the Registrant. The Registrant is deemed a continuation of the business of Deep Core and its subsidiary, DCX, and the historical financial statements of DCX will become the historical financial statements of the Registrant, which this condensed pro forma balance sheet  and condensed statement of operations depict the recapitalization of the Registrant. For further information, please refer to our Current Report on Form 8-K filed on May 4, 2012.  Since the Share Exchange closed subsequent to the period ended March 31, 2012, the following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012, together with notes thereto, which do not reflect any of the operations of Deep Core and DCX.

For the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Results of Operations.

Revenues.  For the period from our inception on June 25, 2004 to the period ended March 31, 2012, we generated no revenues from our operations.

Operating Expenses.  For the three months ended March 31, 2012, our total expenses were $70,299 which consisted of general and administrative expenses of $19,906 and legal and professional fees of $50,393. By comparison, our operating expenses for the three months ended March 31, 2011, are reported as a loss from discontinued operations of $18,572, which resulted from the discontinuation of our former business.

Net Loss.  For the three months ended March 31, 2012, we had a net loss of $70,299, which was represented by general and administrative expenses of $19,906 and legal and professional fees of $50,393.  By comparison, for the three months ended March 31, 2011, we had a net loss of $18,572, which resulted from the loss from discontinued operations of $18,572. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of March 31, 2012, we have cash of $20,594 and are therefore not able to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our total current liabilities of $240,338 consist of accounts payable and accrued expenses of $135,841, related party advances of $99,204, and current liabilities of discontinued operations of $5,293 as of March 31, 2012.

On March 5, 2012, we received an advance of $40,000 from an affiliated entity.  This advance was non-interest bearing and is due on demand.  The funds were used for working capital purposes.

We need additional funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We must raise additional capital to continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.  We have received advances from related parties when necessary to be used for working capital purposes.  These advances are non-interest bearing, due on demand and are to be repaid as cash becomes available.  The amounts due to the stockholder at March 31, 2012 and 2011 were $99,204 and $58,704, respectively.

On May 3, 2012, we acquired Deep Core pursuant to a Share Exchange.  Deep Core was incorporated in the Cayman Islands on March 29, 2011.  On January 31, 2012, Deep Core purchased 99.68% of the DCX’s outstanding common stock from Petro Vista Energy Colombia Corp., a Barbados corporation and a wholly-owned subsidiary of Petro Vista Energy Corp., a British Columbia, Canada corporation.

DCX owns a 50% working interest in an Exploration and Production Contract (“E&P Contract”) consisting of 57,252 gross acres (23,169 gross hectares), that includes the Morichito Block located in East Plains, Llanos Basin, Colombia. Deep Core is currently in negotiations to acquire a 25% working interest in an E&P Contract No. 5 of 2008 consisting of 68,473 gross acres (27,710 gross hectares), that includes the La Maye Block located in the prospective Lower Magdalena Basin, Colombia.

During 2012, we expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses . Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity.  We also expect that our subsidiaries will continue to incur significant exploration and lease operating costs as we exploit our interests in the Morichito Block and other interests we may acquire. Our exploration and lease operating costs in the Morichito Block will be significant and will continue to impact our liquidity. We may also incur additional costs related to any potential acquisition of oil and gas properties in Colombia. We may also incur additional costs related to any potential acquisition of oil and gas interests in other areas of Central and South America. Other than the anticipated increases in legal and accounting costs and general and administrative expenses as well as any potential acquisitions costs, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

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

Heavy Earth Resources, Inc., a Florida corporation
May 14, 2012	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

May 14, 2012	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer, Chief Operating Officer, and a Director
(Principal Financial and Accounting Officer)