Form 10-Q/A
period 2012-03-31
Heavy Earth Resources, Inc.
filed 2012-05-15
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2012, there were 69,376,000 shares of the issuer's $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On May 14, 2011, Heavy Earth Resources, Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original Report”). In preparing the Original Report, the Registrant  inadvertently checked the box on the cover page indicating that it was a shell company as defined in Rule 12b-2 of the Exchange Act when in fact the Registrant was not a shell company. This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of correcting the shell company disclosure on the cover page of the Original Report.

Except as described above, this Amendment No. 1 on Form 10-Q/A does not amend or update any information contained in the Original Report to reflect events occurring subsequent to the original filing dates or otherwise.

 PART II — OTHER INFORMATION

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document *
101.def	XBRL Taxonomy Definition Linkbase Document *
101.sch	XBRL Taxonomy Schema Document *
101.cal	XBRL Taxonomy Calculation Linkbase Document *
101.lab	XBRL Taxonomy Label Linkbase Document *
101.pre	XBRL Taxonomy Presentation Linkbase Document *

* Previously filed in the Registrant's Quarterly Report on Form 10-Q filed on May 14, 2012.

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