Form 10-Q
period 2012-06-30
Heavy Earth Resources, Inc.
filed 2012-08-21
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2012, there were 70,125,999 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	JUNE 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSET
Cash and cash equivalents	$180,596	$6,608
Restricted cash	593,539	1,177,827
Short term investments	435,915	194,151
Other receivables	2,338,057	1,659,974
Prepaid expenses	2,997	-
Inventory	45,491	42,043
Total current assets	3,596,595	3,080,603

Oil and gas properties (full cost method):
Evaluated	17,176,827	9,478,095
Property, Plant and Equipment	238,921	108,835
Less: accumulated depreciation and amortization	(21,615)	(18,390)
Net oil and gas properties, plant and equipment	17,394,133	9,568,540

TOTAL ASSETS	$20,990,728	$12,649,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,016,818	$5,522,526
Advances payable	59,204	-
Related party payables	-	2,997,117
Total current liabilities	8,076,022	8,519,643

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized, 70,125,999 and 69,376,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	70,126	69,376
Additional paid-in capital	16,801,069	9,305,998
Accumulated other comprehensive loss	(233,428)	(2,203,792)
Accumulated deficit	(3,723,061)	(3,042,082)
Total stockholders' deficit	12,914,706	4,129,500

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,990,728	$12,649,143

The accompanying notes are an integral part of these financial statements.

HEAVY EARTH RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE THREE MONTHS ENDED JUNE 30, 2011	FOR THE SIX MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2011

REVENUE
Oil and gas revenues	$-	$-	$-	$-
TOTAL REVENUE	-	-	-	-

OPERATING EXPENSES (INCOME)
Exploration and lease operating costs	40,178	15,784	56,235	44,918
Depreciation and amortization	1,658	15,596	3,325	16,619
General and administrative expenses	176,691	469,544	249,308	572,179
Legal and professional	304,957	25,522	307,494	41,214
TOTAL OPERATING EXPENSES	523,484	526,446	616,362	674,930

LOSS FROM OPERATIONS	(523,484)	(526,446)	(616,362)	(674,930)

OTHER INCOME (EXPENSE)
Interest expense, net	-	-	(64,617)	-
TOTAL OTHER INCOME (EXPENSE)	-	-	(64,617)	(674,930)

LOSS BEFORE INCOME TAXES	(523,484)	(526,446)	(680,979)	(674,930)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	$(523,484)	$(674,930)	$(680,979)	$(674,930)

INCOME (LOSS) PER SHARE - BASIC	$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	69,555,487		69,465,744

The accompanying notes are an integral part of these financial statements.

HEAVY EARTH RESOURCES, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	FOR THE	FOR THE
	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2012	JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(680,979)	$(674,930)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation expense	3,325	16,619

Change in assets and liabilities
( Increase) decrease in restricted cash	584,288	(2,026,053)
(Increase) decrease in inventory	(3,448)	(69,957)
(Increase) decrease in short term investments	(241,764)	(105,021)
(Increase) decrease in other receivable	(678,083)	(353,420)
(Increase) decrease in prepaids	(2,997)	-
Increase (Decrease) in accounts payable and accrued expenses	2,553,496	4,624,892
Net cash provided by operating activities	1,533,838	1,412,130

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(7,235,722)	(3,979,405)
Purchase of property plant and equipment	(130,086)	-
Net cash used in investing activities	(7,365,808)	(3,979,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	20,594	-
Proceeds (payments) from related party payable	-	1,824,551
Proceeds from the issuance of common stock	650,000	-
Proceeds from convertible notes	3,365,000	-
Net cash provided by financing activities	4,035,594	1,824,551

FOREIGN CURRENCY EXCHANGE	1,970,364	791,343

NET INCREASE IN CASH AND CASH EQUIVALENTS	173,988	48,619

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,608	160,260

CASH AND CASH EQUIVALENTS - END OF PERIOD	$180,596	$208,879

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Acquisition of oil and gas properties	$463,010	$-
Conversion of notes payable	$3,429,617	$-
Recapitalization	$2,997,117	$-

The accompanying notes are an integral part of these financial statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On May 3, 2012, Heavy Earth Resources, Inc. entered into and closed a Share Exchange Agreement with Deep Core, Inc., a Cayman Islands exempt company (“Deep Core”).  Pursuant to the Exchange Agreement, the Company issued 250,000 shares of our $0.001 par value common stock in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and 8,574,042 shares of our Common Stock to the holders of outstanding convertible promissory notes of Deep Core in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes.  As a result of the share exchange and the other transactions contemplated thereunder, Deep Core became a wholly owned subsidiary of the Company.

Deep Core was incorporated in the Cayman Islands on March 29, 2011.  On January 31, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Colombia Corp. (a Barbados corporation) (PVE Colombia), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (PVE) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS) (DCX) for $1,750,000, the assumption of certain other liabilities and other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

DCX SAS (formerly, Petropuli SAS/Petropuli Ltda) (the Company) is an oil and gas company focused on exploration and production of oil and natural gas in Central and South America, primarily in the country of Colombia.  The Company owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.  The Company was established on May 4, 1999 in Bogotá D.C., Colombia where it maintains its current headquarters.  The term of duration of the company expires May 4, 2049 according to Colombian law.

For accounting purposes, the Merger was treated as a reverse acquisition and a recapitalization of Heavy Earth Resources, Inc. and Deepcore, Inc.  The assets and liabilities of DCX SAS are recorded at their historical cost with the capital structure of Heavy Earth Resources, Inc.   Heavy Earth Resources, Inc. is deemed a continuation of the business of DCX SAS and the historical financial statements of DCX SAS will become the historical financial statements of Heavy Earth Resources, Inc.

On May 15, 2012, Deep Core Inc., a wholly-owned subsidiary of Heavy Earth Resources, Inc. closed the Share Purchase Agreement by and among PVE and PVE Colombia pursuant to which the Deep Core acquired all of the outstanding shares of capital of PVE Colombia, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Share Purchase Agreement closed on January 31, 2012, (iii) Deep Core’s release and payment to PVE of $75,000 and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Contract.  PVE Colombia owns a 25% participating interest in the La Maye Block, consisting of approximately 68,302 gross acres located in Colombia’s Lower Magdalena Basin.

Basis of Presentation and Functional Currency

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates of COP $1,925 and  COP $1,942 and to USD $1.00 at June 30, 2012 and December 31, 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,852 and COP $1,846 to USD $1.00 for the periods ended June 30, 2012 and  December 31, 2011, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage

The Company has not produced significant revenues from its principal business and is in the exploration stage as defined by ASC 915, Development Stage Entities.  The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

The Company’s success will depend in large part on its ability to obtain and develop oil and gas interests within Colombia and other South or Central American countries. There can be no assurance that oil and gas properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact its ability to execute its business plan.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets.  The carrying value of cash, short term investments, other receivables, inventory, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Inventory

Inventory consists of approximately 1,500 barrels of oil extracted during the Company’s exploratory testing and are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool. Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities. Cost centers are established on a country-by-country basis.

Capitalized costs within the cost centers are amortized on the unit-of-production basis using proved oil and gas reserves. The cost of investments in unevaluated properties and major development projects are excluded from capitalized costs to be amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made, the properties are assessed annually to ascertain whether impairment has occurred. The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus ii) the cost of properties not being amortized; plus iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less iv) income tax effects related to differences between the book and tax basis of the properties. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

Wells and Equipment

Wells and equipment are stated at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation of property and equipment is computed using the units of production and straight line methods over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the related lease term.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic indicators.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties within the Company’s balance sheets. The Company depletes the amount added to proved oil and gas property costs using the units-of-production method and the straight-line basis over the life of the assets.

Revenue Recognition

Working interest, royalty and net profit interests are recognized as revenue when oil and gas are sold.  The Company records the sale of its interests in prospects generally as a reduction to the cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to a cost center.  A significant alternation would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  All terms of the sale are to be finalized and price readily determinable.

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  At June 30, 2012 and December 31, 2011, the Company’s accumulated other comprehensive loss attributable to the foreign currency translation was $233,428 and $2,203,792, respectively.  For the period ended June 30, 2012 and December 31, 2011, the Company’s comprehensive loss was $3,956,489 and $5,245,874, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($3,723,061) through June 30, 2012, an accumulated comprehensive loss of ($3,956,489), and has a working capital deficiency of ($4,479,427) at June 30, 2012. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities to monetize economically recoverable oil and gas reserves and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing exploration activities so that profitable operations can be attained.

Management is currently devoting substantially all of its efforts to exploit its existing oil and gas properties and recover as much of the resources available.  The Company also continues to search for additional productive properties.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3.   CONCENTRATION OF CREDIT RISK

The Company collects its receivables on its working interests in oil and gas properties from the other participating interests to cover their portion of the exploration and development costs.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the participant’s financial condition whenever necessary.  At June 30, 2012 and December 31, 2011, the Company had four (4) customers that accounted for 100% of its outstanding other receivables.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the periods ended June 30, 2012 and December 31, 2011.

4.   RESTRICTED CASH

Cash and claims to cash that are restricted as to withdrawal or use are segregated and shown separately on the Company’s balance sheets.  Restricted cash represents amounts held on account with a fiduciary to guarantee payment to one (1) of the Company’s main suppliers for exploration and development activities.  At June 30, 2012 and December 31, the Company had $593,539 and $1,117,827 in restricted cash, respectively.

5.   SHORT TERM INVESTMENTS

Short term investments include certificates of deposit to be held in excess of the three (3) months that are used as stand-by letters of credit for the Colombian national hydrocarbon agency (Agencia Nacional de Hidrocarburos, or ANH) for future exploration and development costs.  At June 30, 2012 and December 31, 2011, the Company had $435,915 and $194,151, respectively.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

6.   OIL AND GAS PROPERTIES

On May 31, 2005, the DCX SAS (formerly, Petropuli SAS) (DCX) entered into an Exploration and Production Contract with the ANH for exploration and development of the Morichito Block in the Eastern Llanos Basin, Colombia (the E+P Contract).  Pursuant to the E+P Contract, the Company maintains an approximately 50% working interest in the Morichito Block in exchange for a 4% net production royalty and a 1% overriding total production royalty plus other terms and conditions.  The Company’s Morichito Block located in East Plains, Llanos is comprised of 57,252 gross acres (23,169 gross hectares).

On January 31, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Colombia Corp. (a Barbados corporation) (PVE Colombia), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (PVE) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS) (DCX) for $1,750,000, the assumption of certain liabilities, and other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

On May 15, 2012, Deep Core Inc., a wholly-owned subsidiary of Heavy Earth Resources, Inc. closed a Share Purchase Agreement by and among PVE and PVE Colombia pursuant to which the Deep Core acquired all of the outstanding shares of capital of PVE Colombia, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Share Purchase Agreement closed on January 31, 2012, (iii) Deep Core’s release and payment to PVE of $75,000 and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Contract.  PVE Colombia owns a 25% participating interest in the La Maye Block, consisting of 68,302 gross acres located in Colombia’s Lower Magdalena Basin.

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of the PetroVista Energy Columbia included in our financial statements from the date of acquisition.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values is as follows:

Oil and gas properties	$121,308
Prepaid expenses	1,047
Total assets acquired	122,355
Liabilities assumed	(47,355)

Total purchase price	$75,000

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

6.   OIL AND GAS PROPERTIES (CONTINUED)

The following table presents information regarding the Company’s net costs incurred for evaluated properties and in exploration and development activities:

	June 30, 2012	December 31, 2011
Property acquisition costs:
Evaluated	$6,524,425	$4,727,070
Exploration costs	3,076,651	2,903,614
Development costs	7,575,751	1,847,411

Total	$17,176,827	$9,478,095

As of June 30, 2012 and December 31, 2011, the Company’s evaluated properties consist of acquisition and exploration and development in costs in one (1) geographical area:  Colombia.

The following table sets forth a summary of oil and gas property costs not being amortized as of June 30, 2012, by the year in which such costs were incurred:

Costs Incurred During Periods Ended:
	Balance June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2010	Prior

Acquisition costs	$6,524,425	$1,797,355	$1,466,536	$1,140,842	$2,119,692
Exploration costs	3,076,651	173,037	452,785	352,229	2,098,600
Development costs	7,575,751	5,728,340	838,848	652,553	356,010
Total	$17,176,827	$7,698,732	$2,758,169	$2,145,624	$4,574,302

The Company believes that the majority of its evaluated, undeveloped costs will become subject to depletion within the next five years, by completing its exploration and development activities and commencing production, by impairing the acreage that may expire before the Company can explore or develop it further, or by making decisions that further exploration or development of the acreage will not occur.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for the rental of the Company’s office space in Bogota, Colombia.  Pursuant to the lease agreement, the Company’s monthly rent is approximately $7,250.  The lease expires August 2012 and the Company’s remaining amount due under the lease is $14,500.  Rent expense for the years ended June 30, 2012 and 2011 was $43,500, respectively.

During the year ended December 31, 2011, DCX SAS was imposed a fine by the Colombian Ministry of Environment, Housing and Territorial Development for failure to withhold at the source.  The Company is appealing the fine.  The estimated amount of this contingency, including related penalties and interest is approximately $535,000 and has been included in the Company’s accrued liabilities as of June 30, 2012.

8.           CONVERTIBLE NOTES

Prior to the closing of the Share Exchange, Deep Core issued the convertible notes in exchange for an aggregate of $3,365,000 in proceeds.  Pursuant to the notes, Deep Core was obligated to repay the outstanding principal balance and accrued interest of the convertible notes by June 23, 2012 at an interest rate of 10% per annum, provided, however, that, upon closing of the Share Exchange while the convertible notes principal balance and unpaid accrued interest of the would automatically convert into shares of our common stock at a conversion price of $0.40 per share.

Upon closing of the Share Exchange on May 3 2012, the outstanding principal balance and unpaid accrued interest of the convertible notes were all converted at a conversion price of $0.40 per share.

9.   COMMON STOCK

On April 20, 2012, Heavy Earth Resources, Inc. issued 500,000 shares of common stock at a purchase price of $0.40 per share in exchange for $200,000.

On May 3, 2012, Heavy Earth Resources, Inc. entered into and closed a Share Exchange Agreement with Deep Core, Inc.  Pursuant to the Exchange Agreement, the Company issued 250,000 shares of our common stock in exchange for all outstanding shares of company stock of Deep Core and issued 8,574,042 shares of our common stock to the holders of outstanding convertible promissory notes of Deep Core in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per share.

On May 3, 2012, the Company cancelled 9,324,042 shares of common stock from a director in accordance with the Share Exchange Agreement.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

9.   COMMON STOCK (CONTINUED)

On June 12, 2012, Heavy Earth Resources, Inc. issued 416,666 shares  at a purchase price of $0.60 per Share and a common stock purchase warrant to purchase an aggregate of 104,167 shares of common stock in exchange for the for  $250,000.  The warrants have an exercise price of $1.25.

On June 20, 2012, Heavy Earth Resources, Inc. issued 333,333 shares  at a purchase price of $0.60 per common share and a common stock purchase warrant to purchase an aggregate of 83,333 shares of common stock in exchange for the for  $200,000.  The warrants have an exercise price of $1.25.

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon of its warrants as follows:

Warrants	187,500
Reserved shares at June 30, 2012	187,500

10.     SUBSEQUENT EVENTS

On July 6, 2012, Heavy Earth Resources, Inc. issued 83,333 shares  at a purchase price of $0.60 per common share and a common stock purchase warrant to purchase an aggregate of 20,833 shares of common stock in exchange for the for $50,000.  The warrants have an exercise price of $1.25.

On July 10, 2012, Heavy Earth Resources, Inc. issued 166,666 shares  at a purchase price of $0.60 per common share and a common stock purchase warrant to purchase an aggregate of 41,667 shares of common stock in exchange for the for $100,000.  The warrants have an exercise price of $1.25.

On July 11, 2012, Heavy Earth Resources, Inc. issued 83,333 shares  at a purchase price of $0.60 per common share and a common stock purchase warrant to purchase an aggregate of 20,833 shares of common stock in exchange for the for $50,000.  The warrants have an exercise price of $1.25.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to a discussion of the financial condition and results of operations of Heavy Earth Resources, Inc., a Florida corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “Registrant,” “Heavy Earth,” “we,” “us” and similar terms and its wholly-owned subsidiary Deep Core Inc., a Cayman Island exempt company (“Deep Core”), Deep Core’s  majority-owned Colombian subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”) and Deep Core’s  wholly-owned Barbados subsidiary, Deep Core (Barbados) Inc.

Forward Looking Statements

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	risks associated with drilling and production programs on the Morichito and La Maye Blocks resulting from geological, technical, drilling, seismic and other unforeseen problems;
•	unexpected results of exploration and development drilling and related activities on the Morichito and La Maye Blocks;
•	continued availability of capital and financing to fund exploration and development drilling activities;
•	increases in operating costs;
•	availability of skilled personnel;
•	unpredictable weather conditions;
•	the impact of political and economic instability in Colombia;
•	the ability to obtain required approvals of regulatory authorities in Colombia;
•	senior management's general inexperience in oil and gas operations in Colombia;
•	members of senior management not being based in Colombia; and
•	other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Basis of Presentation and Functional Currency

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian Pesos (COP) which have been converted to USD based on the exchange rates of COP $1,925 and  COP $1,942 and to USD $1.00 at June 30, 2012 and December 31, 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,852 and cop $1,846 to USD $1.00 for the years ended June 30, 2012 and  December 31, 2011, respectively, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets.  The carrying value of cash, short term investments, other receivables, inventory, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Oil and Gas Properties

The Company follows the full cost method of accounting for its investments in oil and gas properties. Under the full cost method, all costs associated with the exploration of properties are capitalized into appropriate cost centers within the full cost pool. Internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken and do not include any costs related to production, general corporate overhead, or similar activities. Cost centers are established on a country-by-country basis.

Company Business.

Heavy Earth Resources, Inc., formerly Swinging Pig Productions, Inc., was incorporated in the State of Florida on June 25, 2004. We are an independent exploration stage company engaged in the exploration, development and production of oil and natural gas properties primarily in Central and South America. Through our subsidiaries, we are actively exploring our oil and gas properties consisting of a 50% participating interest in the Morichito Block of the Los Llanos Basin of Colombia (“Morichito Block”) consisting of 57,252 gross acres and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin of Colombia (“La Maye Block”) consisting of 68,252 gross acres.   We currently devote a significant portion of our operations to the exploration and development of the Morichito Block.

On May 3, 2012, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with Deep Core and the sole shareholder of Deep Core (“Deep Core Holder”). Pursuant to the Exchange Agreement, we issued (i) 250,000 shares of our $0.001 par value common stock (the “Common Stock”) (the “Exchange Shares”) in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and (ii) 8,574,042 shares of our Common Stock to the holders (“Holders”) of outstanding convertible promissory notes of Deep Core (the “Notes”) in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per Conversion Share (the “Conversion Shares”). The issuance of the Exchange Shares and Conversion Shares shall be referred to as the “Share Exchange.”

Prior to the acquisition by the Company and on January 31, 2012, Deep Core closed a Share Purchase Agreement (the “Petropuli SPA”) with Petro Vista Energy Colombia (Barbados) Corp., a Barbados corporation, (“PV Colombia”), a wholly-owned subsidiary of Petro Vista Energy Corp., a British Columbia, Canada corporation (“PVE”) to purchase 99.68% of issued and outstanding common stock of PV Colombia’s subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”) for $1,750,000, the assumption of current and contingent liabilities and certain other terms and conditions.  Through its Exploration and Production (“E&P”) Contract with the Colombian National Hydrocarbons Agency (“ANH”), DCX is a Colombian E&P operator and owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

On May 15, 2012, Deep Core closed a Share Purchase Agreement with PVE and Petro Vista Energy Holdings Corp., a Barbados corporation (“PVE Holdings”), pursuant to which Deep Core acquired all of the outstanding shares of PV Colombia, a wholly-owned subsidiary of PVE Holdings, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Petropuli SPA (iii) Deep Core’s release and payment to PVE of $75,000 as final payment of Deep Core’s payment obligations pursuant to the Petropuli SPA and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Block.  PV Colombia owns a 25% participation interest in the La Maye Block located in the Lower Magdalena Basin of Colombia. PV Colombia changed its name to Deep Core (Barbados) Inc. on July 20, 2012.

On May 15, 2012, DCX entered into and closed a Withdraw and Transfer Agreement (the “Withdraw Agreement”) by and among SK Innovation Co. Ltd. (“SK”) and Petroamerica International Corp. (“PIC”) and DCX pursuant to which DCX agreed to voluntarily withdraw from the following: (i) the Exploration and Production of Hydrocarbons Contract for the Sinu San Jacinto North Block SSJN-5 originally granted to SK and the Subsidiary on December 5, 2008 (the “SSJN-5 E&P Contract”) by the Colombian ANH, (ii) the Temporary Union Agreement dated December 10, 2008 between SK and the Subsidiary for the formation of a temporary union between SK and the Subsidiary (the “Temporary Union Agreement”), and (iii) the joint operating agreement between SK and the Subsidiary setting forth the rights and obligations of each party pursuant to the SSJN-5 E&P Contract (the “Joint Operating Agreement”)  in exchange for SK’s and PIC’s assumption of all claims, liabilities and obligations of the Subsidiary arising from or pursuant to the SSJN-5 E&P Contract, Temporary Union Agreement  and the Joint Operating Agreement.  The Subsidiary will, for a period of six months following the closing of the Withdraw Agreement, indemnify SK of any claims from past obligations arising from any agreements between PIC and the Subsidiary, the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement and will indemnify both SK and PIC of any claims from past obligations arising from any agreements with third parties related to the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement. The Withdraw Agreement also provides for the assignment of the Subsidiary’s 25% participating interest in the SSJN-5 E&P Contract to PIC and SK, subject to the approval of the ANH. The Withdraw Agreement will automatically terminate if the SSJN-5 E&P Contract or the Joint Operating Agreement is terminated prior to ANH approval.

The Share Exchange between us and Deep Core is deemed to be a reverse acquisition. The transaction between Deep Core and DCX is also deemed to be a reverse acquisition, where Deep Core (the legal acquirer) is deemed to be the accounting acquiree and DCX (the legal acquire) is considered the accounting acquirer.  The assets and liabilities were transferred at their historical cost with our capital structure. We are deemed a continuation of the business of Deep Core and its subsidiary, DCX, and the historical financial statements of DCX have become our historical financial statements.

With the acquisition of DCX by Deep Core and the subsequent Share Exchange with Heavy Earth in May 2012, our focus has been on the pre-development and exploitation stage of the E&P Contract in the Morichito Block and our balance sheet and statement of operations have undergone significant changes.

Second Quarter Highlights.

La Maye Block. During the second quarter, we completed the acquisition of Petro Vista Energy Colombia (Barbados) Corp.’s 25% working interest in the La Maye E&P contract, which we believe balanced the Company’s portfolio of low-risk oil and gas development assets with high-impact exploration plays.

Morichito Block. We also completed an advanced 94 square kilometers 3D seismic survey over the northern portion of the Morichito Block, located within producing trends of the prolific Llanos Basin, to define and identify high-impact exploration drilling targets. The 3D seismic survey was completed ahead of schedule and on budget and preliminary analysis has indicated the quality of the data is better than expected. Subsequent to June 30, 2012, we announced the completion of its merging of its new 3D seismic surveys with previous 3D seismic surveys and the fulfillment of its obligations for the relinquishment of 50% of the Morichito Block area in conjunction with a two-year E&P Contract extension from the Colombian ANH.

Morichito-5 commerciality. In March 2012, DCX submitted to the ANH the request for commerciality for part of the Morichito Block. We have completed an exploration and production work plan aimed at extracting the maximum value from the discovery well (Morichito-5) and underlying targets with a program to realize near-term operating cash flow from production in the first half of 2013.

Social Responsibility. During the second quarter, we established guidelines to ensure that sustainable development is one of our priorities. The municipality of Mani, in the Casanare province of Colombia, recognized DCX for its commitment to socially responsible development.

Accounts Payable. Upon closing of the Petropuli SPA, certain liabilities and contingent liabilities totaling approximately US$2.2 million were assumed by DCX. Presently, there are past vendor obligations included in accounts payable on the consolidated balance sheet in addition to an environmental fine to be levied by the environmental ministry of Colombia related to various activities performed by Petropuli prior to the acquisition by Deep Core. We are investigating these past obligations and the issues associated with the environmental agency, and we are negotiating the resolution of those obligations.

Additional information related to the Company and its subsidiaries’ operations is available on our website at www.heavyearthresources.com.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which reflect the operations of our subsidiaries Deep Core and DCX.

Results of Operations.

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Revenues.   We had no revenues for the three months ended June 30, 2012 and 2011.

Operating Expenses.  For the three months ended June 30, 2012, our total operating expenses were $523,484 which consisted of exploration and lease operating costs of $40,178, depreciation and amortization expense of $1,658, general and administrative expenses of $176,691, and legal and professional fees of $304,957. By comparison, for the three months ended June 30, 2011, our total operating expenses were $526,446 which consisted of exploration and lease operating costs of $15,784, depreciation and amortization expense of $15,596, general and administrative expenses of $469,544, and legal and professional fees of $25,522.

Net Loss.   For the three months ended June 30, 2012, we had a net loss of $523,484. By comparison, for the three months ended June 30, 2011, we had a net loss of $526,446. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Revenues.   We had no revenues for the six months ended June 30, 2012 and 2011.

Operating Expenses.  For the six months ended June 30, 2012, our total operating expenses were $616,362 which consisted of exploration and lease operating costs of $56,235, depreciation and amortization expense of $3,325, general and administrative expenses of $249,308, and legal and professional fees of $307,494. By comparison, for the six months ended June 30, 2011, our total operating expenses were $674,930 which consisted of exploration and lease operating costs of $44,918, depreciation and amortization expense of $16,619, general and administrative expenses of $572,179, and legal and professional fees of $41,214.

Net Loss.   For the six months ended June 30, 2012, we had a net loss of $680,979.  By comparison, for the six months ended June 30, 2011, we had a net loss of $674,930. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

As of June 30, 2012, our total assets were $20,990,728. Our total current assets consist of cash and cash equivalents of $180,596, restricted cash of $593,539, short term investments of $435,915, inventory of $45,491, other receivables of $2,338,057 and deposits of $2,997. Restricted cash of $593,539 represents amounts held on account with a fiduciary to guarantee payment to one of DCX’s main suppliers for exploration and development activities.  Short term investments of $435,915 include amounts on deposit to be held in excess of the three months that are used as stand-by letters of credit for the Colombian ANH for future exploration and development costs.  Inventory of $45,491 consists of barrels of oil extracted during our exploratory testing on the Morichito Block and are stated at the lower of cost or market.  Our other receivable of $2,338,057 consists of amounts due from working interest partners in the Morichito Block for the seismic exploration costs and deposits of $2,997 consist of funds held in a bank account to guarantee the participation in the Morichito Block.

As of June 30, 2012, our oil and gas properties of $17,176,827 and property plant and equipment of $238,921 less accumulated depreciation and amortization of $21,615. Our oil and gas properties of $17,176,827 consist of the net costs incurred for evaluated properties and in exploration and development activities as of June 30, 2012 for our interest in the Morichito Block which includes approximately 57,252 gross acres and our interest in the La Maye Block which includes approximately 68,252 gross acres. Property plant and equipment of $238,921 less accumulated depreciation and amortization of $21,615.

Our total current liabilities of $8,076,022 consist of accounts payable and accrued expenses of $8,016,818, and advances payable of $59,204, as of June 30, 2012. A significant portion of the accounts payable on our consolidated balance sheet as of June 30, 2012, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.

Over the last six months, we have been financing our operations though the sale of our securities. Prior to the closing of the Share Exchange, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds. On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.

On May 3, 2012 and concurrent with the closing of the Share Exchange, we sold 500,000 shares of our common stock to a non-U.S. investor in exchange for $200,000, or $0.40 per share.

On May 3, 2012, we cancelled 9,324,042 shares of our common stock from a director in connection with the Share Exchange.

On June 12, 2012, we issued 416,666 shares at a purchase price of $0.60 per share and a common stock purchase warrant to purchase an aggregate of 104,167 shares of common stock in exchange for $250,000.  The warrants have an exercise price of $1.25.

On June 20, 2012, we issued 333,333 shares at a purchase price of $0.60 per share and a common stock purchase warrant to purchase an aggregate of 83,333 shares of common stock in exchange for $200,000.  The warrants have an exercise price of $1.25.

As of June 30, 2012, we have cash and cash equivalents of $180,596.   We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

During 2012, we expect that our subsidiaries will continue to incur significant exploration and development costs as we exploit our interests in the Morichito Block, La Maye Block and other interests we may acquire. Our exploration and lease operating costs in the Morichito Block and La Maye Block will be significant and will continue to impact our liquidity. We may also incur additional costs related to any potential acquisition of oil and gas properties or interests in Colombia and other areas of Central and South America. We also expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses. Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity. Other than the exploration and development costs for the Morichito Block and the La Maye Block, any potential acquisitions costs and anticipated increases in legal and accounting costs and general and administrative expenses, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We need additional funds to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.  Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We must raise additional capital to continue and expand our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, professional fees and other costs.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is insufficient to satisfy our capital needs, we will be required to reduce operating costs, which could hinder our future development of the Morichito Block and the La Maye Block.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal controls over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

  PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to various legal proceedings. A significant portion of the accounts payable on our consolidated balance sheet includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core. DCX has received demands for payment on each of the following payables and we expect that formal litigation may result if we cannot negotiate or settle the claims in the near future:

•	Claim by Marino Sanchez Rolfer for payment of road maintenance and moving of equipment in the amount of US$300,000;
•	Claim by PC World Oil Company for payment of drilling services in the amount of US $300,000;
•	Claim by Direccion de Impuestos y Aduanas Nacionales (Colombia National Directorate of Taxes and Customs) for payment of outstanding tax liabilities of $237,986;
•	Claim by Falck Services Ltda. for payment of food services in the amount of US$106,000;
•	Claim by Coomultrans Mani for payment of road maintenance, moving of equipment and supplies in the amount of US$43,132; and
•	Claim by Transllanoriente Ltda. for payment of employee transportation services in the amount of US$31,970.

DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations. We do not expect that any pending claims or potential legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2012, we issued 333,333 shares at a purchase price of $0.60 per share and a common stock purchase warrant to purchase an aggregate of 83,333 shares of common stock in exchange for $200,000.  The warrants have an exercise price of $1.25.  These shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.def	XBRL Taxonomy Definition Linkbase Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**
*   Filed herewith.
** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heavy Earth Resources, Inc., a Florida corporation
August 20, 2012	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

August 20, 2012	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer, Chief Operating Officer, and a Director
(Principal Financial and Accounting Officer)