Form 10-Q/A
period 2012-06-30
Heavy Earth Resources, Inc.
filed 2012-09-13
CIK 1301874

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2012, there were 70,125,999 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of Heavy Earth Resources, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 21, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Linkbase Document**
101.def	XBRL Taxonomy Definition Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**
*             Included in the Registrant’s Quarterly Report on Form 10-Q filed on August 21, 2012.
**           Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heavy Earth Resources, Inc., a Florida corporation
September 13, 2012	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

September 13, 2012	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer, Chief Operating Officer, and a Director
(Principal Financial and Accounting Officer)