Form 10-Q
period 2012-09-30
Heavy Earth Resources, Inc.
filed 2012-11-19
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2012, there were 70,459,331 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSET
Cash and cash equivalents	$2,327	6,608
Restricted cash	583,090	1,177,827
Short term investments	101,360	194,151
Inventory	45,491	42,043
Other receivable	1,332,446	1,659,974
Other current assets	2,997	-
Total current assets	2,067,711	3,080,603

Oil and gas properties (full cost method):
Oil and gas properties, evaluated	10,111,473	9,478,095
Property, Plant and Equipment	295,849	108,835
Less: accumulated depreciation and amortization	(24,427)	(18,390)
Net oil and gas properties, plant and equipment	10,382,895	9,568,540

TOTAL ASSETS	$12,450,606	$12,649,143

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	6,220,850	5,522,526
Advances payable	59,204	-
Related party payables	-	2,997,117
Total current liabilities	6,280,054	8,519,643

Convertible notes payable	1,000,000	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized, 70,459,331 and 69,376,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	70,459	69,376
Additional paid-in capital	14,630,421	9,305,998
Accumulated other comprehensive loss	(142,575)	(2,203,792)
Accumulated deficit	(9,387,753)	(3,042,082)
Total stockholders' deficit	5,170,552	4,129,500

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,450,606	$12,649,143

The accompanying notes are an integral part of these financial statements.

HEAVY EARTH RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	FOR THE THREE MONTHES ENDED SEPTEMBER 30, 2012	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE
Net revenue	$-	$-	$-	$-
TOTAL REVENUE	-	-	-	-

OPERATING EXPENSES (INCOME)
Exploration and lease operating costs	31,306	23,535	87,541	68,453
Depreciation and amortization	1,660	7,419	4,985	24,038
General and administrative expenses	303,187	294,903	552,495	867,082
Legal and professional	228,190	20,720	535,684	61,934
Impairment of oil and gas properties	4,095,016	-	4,095,016	-
TOTAL OPERATING EXPENSES	4,659,359	346,577	5,275,721	1,021,507

LOSS FROM OPERATIONS	(4,659,359)	(346,577)	(5,275,721)	(1,021,507)

OTHER INCOME (EXPENSE)
Interest expense	(5,333)	-	(69,950)	-
Amortization of debt discount, BCF	(1,000,000)	-	(1,000,000)	-
TOTAL OTHER INCOME (EXPENSE)	(1,005,333)	-	(1,069,950)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(5,664,692)	(346,577)	(6,345,671)	(1,021,507)

PROVISION FOR INCOME TAX	-	-	-	-

NET LOSS	(5,664,692)	(346,577)	(6,345,671)	(1,021,507)

INCOME (LOSS) PER SHARE - BASIC	(0.08)		(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	70,423,099		69,787,191

The accompanying notes are an integral part of these financial statements.

HEAVY EARTH RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,345,671)	$(1,021,507)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation expense	4,985	24,038
Impairment of oil and gas properties	4,095,016	-
Amortization of debt discount	1,000,000	-

Change in assets and liabilities
(Increase) decrease in restricted cash	594,737	(1,391,121)
(Increase) decrease in inventory	(3,448)	(30,758)
(Increase) decrease in short term investments	92,791	99,891
(Increase) decrease in other receivable	327,528	(772,177)
(Increase) decrease in deposits	(2,997)	-
Increase (decrease) in accounts payable and accrued expenses	517,189	7,754,140
Net cash (used in) operating activities	280,130	4,662,506

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(7,394,208)	(4,956,071)
Purchase of property plant and equipment	(187,014)	-
Net cash used in investing activities	(7,581,222)	(4,956,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	20,594	-
Proceeds from the issuance of common stock	850,000	400,231
Proceeds from convertible notes	4,365,000	-
Net cash provided by financing activities	5,235,594	400,231

FOREIGN CURRENCY EXCHANGE	2,061,217	(233,550)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,281)	(126,884)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,608	160,260

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,327	$33,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON CASH TRANSACTIONS:
Discount to additional paid-in capital from relative fair value of warrants	$1,000,000	$-

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

For accounting purposes, the Merger was treated as a reverse acquisition and a recapitalization of Heavy Earth Resources, Inc. and Deep Core, Inc.  The assets and liabilities of DCX SAS are recorded at their historical cost with the capital structure of Heavy Earth Resources, Inc.   Heavy Earth Resources, Inc. is deemed a continuation of the business of DCX SAS and the historical financial statements of DCX SAS will become the historical financial statements of Heavy Earth Resources, Inc.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2011 and 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. We made certain reclassifications to prior-period amounts to conform to the current presentation.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency

The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates of COP $1,801 and  COP $1,942 to USD $1.00 at September  30, 2012 and December 31, 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,849 and COP $1,846 to USD $1.00 for the periods ended September  30, 2012 and  December 31, 2011, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

 Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage as defined by ASC 915, Development Stage Entities.  The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

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

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  At September 30, 2012 and December 31, 2011, the Company’s accumulated other comprehensive loss attributable to the foreign currency translation was $142,575 and $2,203,792, respectively.  For the period ended September 30, 2012 and December 31, 2011, the Company’s comprehensive loss was $9,530,328 and $5,245,874, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($9,387,753) through September 30, 2012, an accumulated comprehensive loss of ($9,530,328), and has a working capital deficiency of ($4,212,283) at September 30, 2012. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities to monetize economically recoverable oil and gas reserves and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing exploration activities so that profitable operations can be attained.

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

4.   RESTRICTED CASH

Cash and claims to cash that are restricted as to withdrawal or use are segregated and shown separately on the Company’s balance sheets.  Restricted cash represents amounts held on account with a fiduciary to guarantee payment to one (1) of the Company’s main suppliers for exploration and development activities.  At September 30, 2012 and December 31, the Company had $583,090 and $1,117,827 in restricted cash, respectively.

5.   SHORT TERM INVESTMENTS

Short term investments include certificates of deposit to be held in excess of the three (3) months that are used as stand-by letters of credit for the Colombian national hydrocarbon agency (Agencia Nacional de Hidrocarburos, or ANH) for future exploration and development costs.  At September 30, 2012 and December 31, 2011, the Company had $101,360 and $194,151, respectively.

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

For the nine month period ended September 30, 2012, the Company has capitalized $7,394,208, in acquisition, development and exploration costs.

On September 30, 2012, the Company recorded an impairment charge in the amount of $4,095,016, comprising of administrative costs of $585,905, costs of approximately $202,888 associated with smaller ventures that were not completed, costs of approximately $1,233,023 associated with the Sinu San Jacinto North Block SSJN-5, a former joint venture with SK Innovation Co. Ltd., and abandonment costs of approximately $2,073,200 for two wells abandoned from 2009 and 2010.  All costs were associated with PVE, the previous owner.

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

7.   COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for the rental of the Company’s office space in Bogota, Colombia.  Pursuant to the lease agreement, the Company’s monthly rent is approximately $7,250.  The lease expires February 2013 and the Company’s remaining amount due under the lease is $36,250.  Rent expense for the period ended September 30, 2012 and 2011 was $65,250, respectively.

During the year ended December 31, 2011, DCX SAS was imposed a fine by the Colombian Ministry of Environment, Housing and Territorial Development for site reclamation.  The Company is appealing the fine.  The estimated amount of this contingency, including related penalties and interest is approximately $535,000 and has been included in the Company’s accrued liabilities as of September 30, 2012.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

8.           CONVERTIBLE NOTES

Prior to the closing of the Share Exchange, Deep Core issued the convertible notes in exchange for an aggregate of $3,365,000 in proceeds.  Pursuant to the agreement, Deep Core was obligated to repay the outstanding principal balance and accrued interest of the convertible notes by June 23, 2012 at an interest rate of 10% per annum, provided, however, that, upon closing of the Share Exchange while the convertible notes principal balance and unpaid accrued interest of the would automatically convert into shares of our common stock at a conversion price of $0.40 per share.

Upon closing of the Share Exchange on May 3, 2012, the outstanding principal balance and unpaid accrued interest of the convertible notes were all converted at a conversion price of $0.40 per share.

Credit Facility – August 29, 2012 Convertible Notes

On August 29, 2012, the Company entered into a securities purchase agreement with two investors providing for the issuance of an aggregate principal value of $1,000,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 1,666,667 shares of common stock in exchange for an aggregate of $1,000,000 in proceeds.

The convertible notes will become due and payable three years from August 29, 2012, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum, increasing to 12% per annum on December 31, 2012 in the event that the Company has not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before December 31, 2012, further increasing to 15% per annum on January 15, 2013 in the event the Company’s common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The convertible notes also provide the Company with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The convertible notes are secured by the Company’s oil and gas properties.

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from August 29, 2012, the date of issuance.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the period ended September 30, 2012 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $909,958 based on the fair market value of common stock on the respective dates of issuance.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS

8.           CONVERTIBLE NOTES (Continued)

Since the combined value of the warrants ($443,291) plus the intrinsic value of the convertible notes ($909,958) exceeds the fair value of the proceeds received from the issuance of the debt ($1,000,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $443,291 and the remainder to the beneficial conversion feature in the amount of $556,709. The Company immediately amortized the debt discount of $1,000,000 for the period ended September 30, 2012 since the debt was convertible upon issuance.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	.74%
Expected volatility of common stock	103%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Basis of Presentation and Functional Currency

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian Pesos (COP) which have been converted to USD based on the exchange rates of COP $1,801 and  COP $1,942 and to USD $1.00 at September 30, 2012 and December 31, 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,849 and cop $1,846 to USD $1.00 for the years ended September 30, 2012 and  December 31, 2011, respectively, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

Company Business.

Heavy Earth Resources, Inc., formerly Swinging Pig Productions, Inc., was incorporated in the State of Florida on June 25, 2004. We are an independent exploration stage company engaged in the exploration, development and production of oil and natural gas properties primarily in Central and South America. On October 13, 2011, we changed our name to Heavy Earth Resources, Inc.

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

Third Quarter Highlights.

Morichito Block. We completed an advanced 94 square kilometers 3D seismic survey over the northern portion of the Morichito Block, that defined and identified high-impact exploration drilling targets. The 3D seismic survey was completed ahead of schedule and on budget. Subsequent to the survey's completion, we received a new engineering and economic evaluation report of the resources in the Morichito Block as of August 31,2012, from Petrotech Engineering Ltd., an independent petroleum engineering firm.

A copy of the new economic evaluation report is attached to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012 as Exhibit 99.1 (the “Evaluation Report”).  In the economic evaluation report, Petrotech evaluated six exploration prospects – Norte 1, Norte 2, Morichito-8, Bototo-1, and Morichito-5 and Morichito-5B (deeper formations).  According to the report, our net share (50%) of prospective resources using a P10 case of 37.42 MMBO, discounted at 0 and 10% before deduction of income tax is $1,078,768,000 and $584,962,000, respectively, and our net share of prospective resources using a P50 case of 7.89 MMBO, discounted at 0 and 10% before deduction of income tax is  $127,910,000 and $80,147,000, respectively.

Social Responsibility. During the third quarter, we established guidelines to ensure that sustainable development is one of our priorities. The municipality of Mani, in the Casanare province of Colombia, recognized DCX for its commitment to socially responsible development.

Impairment Charges. In September 2012, DCX recorded an impairment charge in the amount of $4,095,016, comprising of administrative costs of $585,905, costs of approximately $202,888 associated with smaller ventures that were not completed, costs of approximately $1,233,023 associated with the Sinu San Jacinto North Block SSJN-5, a former joint venture with SK Innovation Co. Ltd., and abandonment costs of approximately $2,073,200 for two wells abandoned from 2009 and 2010.  All costs were associated with PVE, the previous owner.

Accounts Payable. Upon closing of the Petropuli SPA, certain liabilities and contingent liabilities totaling approximately US$2.2 million were assumed by DCX. Presently, there are past vendor obligations included in accounts payable on the consolidated balance sheet in addition to an environmental fine to be levied by the environmental ministry of Colombia related to various activities performed by Petropuli prior to the acquisition by Deep Core. We are investigating these past obligations and the issues associated with the environmental agency, and we are negotiating the resolution of those obligations, if any.

Additional information related to the Company and its subsidiaries’ operations is available on our website at www.heavyearthresources.com.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, together with notes thereto, which reflect the operations of our subsidiaries Deep Core and DCX.

Results of Operations.

For the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Revenues.   We had no revenues for the three months ended September 30, 2012 and 2011.

Operating Expenses.  For the three months ended September 30, 2012, our total operating expenses were $4,481,266  which consisted of exploration and lease operating costs of $31,306, depreciation and amortization expense of $1,660, general and administrative expenses of $303,187, legal and professional fees of $228,190, and impairment of oil and gas properties of $4,095,016.  The impairment of $4,095,016 consisted of administrative costs of $585,905, costs of approximately $202,888 associated with smaller ventures that were not completed, costs of approximately $1,233,023 associated with the Sinu San Jacinto North Block SSJN-5, a former joint venture with SK Innovation Co. Ltd., and abandonment costs of approximately $2,073,200 for two wells abandoned from 2009 and 2010, with  all costs associated with PVE, the previous owner.  By comparison, for the three months ended September 30, 2011, our total operating expenses were $346,577 which consisted of exploration and lease operating costs of $23,535, depreciation and amortization expense of $7,419, general and administrative expenses of $294,903, and legal and professional fees of $20,720.

Net Loss.   For the three months ended September 30, 2012, we had a net loss of $5,664,692. By comparison, for the three months ended September 30, 2011, we had a net loss of $346,577. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Revenues.   We had no revenues for the nine months ended September 30, 2012 and 2011.

Operating Expenses.  For the nine months ended September 30, 2012, our total operating expenses were $5,275,721  which consisted of exploration and lease operating costs of $87,541, depreciation and amortization expense of $4,985, general and administrative expenses of $552,495, legal and professional fees of $535,684 and impairment of oil and gas properties of $4,095,016.  The impairment of $4,095,016 consisted of administrative costs of $585,905, costs of approximately $202,888 associated with smaller ventures that were not completed, costs of approximately $1,233,023 associated with the Sinu San Jacinto North Block SSJN-5, a former joint venture with SK Innovation Co. Ltd., and abandonment costs of approximately $2,073,200 for two wells abandoned from 2009 and 2010, with all costs associated with PVE, the previous owner.  By comparison, for the nine months ended September 30, 2011, our total operating expenses were $1,021,507 which consisted of exploration and lease operating costs of $68,453, depreciation and amortization expense of $24,038, general and administrative expenses of $867,082, and legal and professional fees of $61,934.

Net Loss.   For the nine months ended September 30, 2012, we had a net loss of $6,345,671.  By comparison, for the nine months ended September 30, 2011, we had a net loss of $1,021,507. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

As of September 30, 2012, our total assets were $12,450,606. Our total current assets consist of cash and cash equivalents of $2,327, restricted cash of $583,090, short term investments of $101,360, inventory of $45,491, other receivables of $1,332,446 and deposits of $2,997. Restricted cash of $583,090  represents amounts held on account with a fiduciary to guarantee payment to one of DCX’s main suppliers for exploration and development activities.  Short term investments of $101,360  include amounts on deposit to be held in excess of the three months that are used as stand-by letters of credit for the Colombian ANH for future exploration and development costs.  Inventory of $45,491 consists of barrels of oil extracted during our exploratory testing on the Morichito Block and are stated at the lower of cost or market.  Our other receivable of $1,332,446 consists primarily of amounts due from working interest partners in the Morichito Block for the seismic exploration costs and deposits of $2,997 consist of funds held in a bank account to guarantee the participation in the Morichito Block.

As of September 30, 2012, our oil and gas properties of $10,111,473 and property, plant and equipment of $295,849  less accumulated depreciation and amortization of $24,427. Our oil and gas properties of $10,111,473  consist of the net costs incurred for evaluated properties and in exploration and development activities as of September 30, 2012 for our interest in the Morichito Block which includes approximately 57,252 gross acres and our interest in the La Maye Block which includes approximately 68,252 gross acres. Property plant and equipment of $295,8491 less accumulated depreciation and amortization of $24,427.

Our total current liabilities of $6,280,054 consist of accounts payable and accrued expenses of $6,220,850, and advances payable of $59,204, as of September 30, 2012. A significant portion of the accounts payable on our consolidated balance sheet as of September 30, 2012, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.

We also have long-term convertible notes payable of $1,000,000, as of September 30, 2012. Those convertible notes payable were issued pursuant to the securities purchase agreement dated August 29, 2012, as described below.

Over the last nine months, we have been financing our operations through the sale of our securities. Prior to the closing of the Share Exchange, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds. On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.

On May 3, 2012 and concurrent with the closing of the Share Exchange, we sold 500,000 shares of our common stock to a non-U.S. investor in exchange for $200,000, or $0.40 per share.

On June 12, 2012, we issued 416,666 shares at a purchase price of $0.60 per share and a common stock purchase warrant to purchase an aggregate of 104,167 shares of common stock in exchange for $250,000.  The warrants have an exercise price of $1.25, are exercisable immediately upon issuance and have a term of exercise of five years from the date of issuance.

On June 20, 2012, we issued 333,333 shares at a purchase price of $0.60 per share and a common stock purchase warrant to purchase an aggregate of 83,333 shares of common stock in exchange for $200,000.  The warrants have an exercise price of $1.25, are exercisable immediately upon issuance and have a term of exercise of five years from the date of issuance.

On July 11, 2012, we issued an aggregate of 333,332 shares of our common stock to three investors at a purchase price of $0.60 per share and common stock purchase warrants to purchase an aggregate of 83,333 shares of our common stock in exchange for $200,000.  The warrants have an exercise price of $1.25, are exercisable immediately upon issuance and have a term of exercise of five years from the date of issuance.

On August 29, 2012, we entered into a securities purchase agreement with two investors pursuant to which we issued to the investors (i) an aggregate principal value of $1,000,000 of 6% senior convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 1,666,667 shares of our common stock at an exercise price of $0.85 per share in exchange for $1,000,000 in proceeds.  The convertible notes are due and payable three years from August 29, 2012, the date of issuance and may be converted at any time at the option of the investors into shares of our common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum increasing to 12% per annum on December 31, 2012 in the event that we have not consummated a primary public offering of our securities with gross proceeds of at least $6,000,000 on or before December 31, 2012, further increasing to 15% per annum on January 15, 2013 in the event our common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Accrued interest due on the convertible notes is payable quarterly in cash and may be payable in shares of our common stock if certain conditions are met, including but not limited to, the condition that we are not in default and the daily trading volume for our common stock exceeds 25,000 shares per trading day.  The convertible notes also provide us with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The convertible notes are secured by our oil and gas properties and also contain certain negative covenants which may restrict our ability to obtain future financing.  The warrants grant each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from August 29, 2012, the date of issuance.

We had no other liabilities and no other long term commitments or contingencies as of September 30, 2012.

As of September 30, 2012, we have cash and cash equivalents of $2,327.  In the opinion of management, available funds will not satisfy our working capital requirements to operate for the next twelve months.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

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

We need additional funds to satisfy our working capital requirements to operate at our current level of activity.  Our forecast for the period for which our financial resources will be inadequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We must raise additional capital to continue and expand our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows. Additionally, these alternatives could be highly dilutive to our existing shareholders, and may not provide us with sufficient funds to meet our long-term capital requirements. We have and may continue to incur substantial costs in the future in connection with raising capital to fund our business, including investment banking fees, professional fees and other costs.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is insufficient to satisfy our capital needs, we will be required to reduce operating costs, which could hinder our future development of the Morichito Block and the La Maye Block. Moreover, if we are unable to raise additional capital, we may be required to delay, scale back or eliminate portions of our operations and/or relinquish rights to part or all of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership of our assets and could also adversely affect our ability to fund our continued operations.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We intend to use independent contractors for certain services related to the Morichito Block and the La Maye Block. We anticipate that we may need to purchase or lease additional equipment in order to conduct certain of our operations, although we do not have any specific plans to purchase or lease additional equipment at this time.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2012, we entered into subscription agreements with three investors pursuant to which we issued to the investors (i) an aggregate of 333,332 shares of our common stock at a purchase price of $0.60 per share and (ii) common stock purchase warrants granting the right to purchase an aggregate of 83,333 shares of our common stock at an exercise price of $1.25 per share in exchange for $200,000 in proceeds. The shares and warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

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

Heavy Earth Resources, Inc., a Florida corporation
November 19, 2012	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

November 19, 2012	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)