Form 10-K
period 2012-12-31
Heavy Earth Resources, Inc.
filed 2013-05-22
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
F
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐ No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 29, 2012, based on $.88 per share, the the average bid and ask price as of that date, was $56,075,836.

As of May 21, 2013, there were 71,038,253 shares of the issuer's $.001 par value common stock issued and outstanding.

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

PART I
Item 1. Business.

Overview

As used in this report, unless otherwise indicated, the terms “Registrant,” “Heavy Earth,” “Company,” “we,” “us” and similar terms refer to Heavy Earth Resources, Inc., a Florida corporation, and its wholly-owned subsidiary, Deep Core Inc., a Cayman Islands exempt company (“Deep Core”), and Deep Core’s majority owned subsidiaries, DCX S.A.S., a Colombia simplified shares corporation (“DCX”), and Deep Core (Barbados) Inc., a Barbados corporation (“Deep Core Barbados”).

History

Heavy Earth was incorporated in the State of Florida on June 25, 2004 as Swinging Pig Productions, Inc. We were previously a development stage company formed for purposes of developing, producing and marketing feature-length motion pictures. On May 12, 2011, our management changed and we entered into the oil and gas business to engage in the exploration, development and production of oil and gas properties primarily in Central and South America. On October 13, 2011, we changed our name to Heavy Earth Resources, Inc.

On May 3, 2012, we entered into and closed a Share Exchange Agreement (the “Exchange Agreement”) with Deep Core and the sole shareholder of Deep Core (“Deep Core Holder”). Pursuant to the Exchange Agreement, we issued (i) 250,000 shares of our $0.001 par value common stock (the “Common Stock”) (the “Exchange Shares”) in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and (ii) 8,574,042 shares of our Common Stock to the holders (“Holders”) of outstanding convertible promissory notes of Deep Core (the “Notes”) in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per Conversion Share (the “Conversion Shares”). The issuance of the Exchange Shares and Conversion Shares shall be referred to as the “Share Exchange.” Deep Core was incorporated in the Cayman Islands on March 29, 2011.

Prior to the acquisition by the Company and on January 31, 2012, Deep Core closed a Share Purchase Agreement (the “Petropuli SPA”) with Petro Vista Energy Colombia (Barbados) Corp., a Barbados corporation, (“PV Colombia”), a wholly-owned subsidiary of Petro Vista Energy Corp., a British Columbia, Canada corporation (“PVE”) to purchase 99.68% of issued and outstanding common stock of PV Colombia’s subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”) for $1,750,000, the assumption of current and contingent liabilities and certain other terms and conditions.  Through its Exploration and Production (“E&P”) Contract with the Colombian National Hydrocarbons Agency (“ANH”), DCX is a Colombian E&P operator and owns a 50% participating oil and gas interest in the Morichito Block consisting of 57,252 gross acres located in East Plains, Llanos Basin, Colombia.  DCX was incorporated in Colombia on May 4, 1999.

On May 15, 2012, Deep Core closed a Share Purchase Agreement with PVE and Petro Vista Energy Holdings Corp., a Barbados corporation (“PVE Holdings”), pursuant to which Deep Core acquired all of the outstanding shares of PV Colombia, a wholly-owned subsidiary of PVE Holdings, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Petropuli SPA (iii) Deep Core’s release and payment to PVE of $75,000 as final payment of Deep Core’s payment obligations pursuant to the Petropuli SPA and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Block.  PV Colombia owns a 25% participating oil and gas interest in the La Maye Block consisting of 68,473 gross acres located in the Lower Magdalena Basin of Colombia. PV Colombia was incorporated in Barbados on February 26, 2008 and changed its name to Deep Core (Barbados) Inc. on July 20, 2012.

On May 15, 2012, DCX entered into and closed a Withdraw and Transfer Agreement (the “Withdraw Agreement”) by and among SK Innovation Co. Ltd. (“SK”) and Petroamerica International Corp. (“PIC”) and DCX pursuant to which DCX agreed to voluntarily withdraw from the following: (i) the Exploration and Production of Hydrocarbons Contract for the Sinu San Jacinto North Block SSJN-5 originally granted to SK and DCX on December 5, 2008 (the “SSJN-5 E&P Contract”) by the Colombian ANH, (ii) the Temporary Union Agreement dated December 10, 2008 between SK and DCX for the formation of a temporary union between SK and DCX (the “Temporary Union Agreement”), and (iii) the joint operating agreement between SK and DCX setting forth the rights and obligations of each party pursuant to the SSJN-5 E&P Contract (the “Joint Operating Agreement”)  in exchange for SK’s and PIC’s assumption of all claims, liabilities and obligations of DCX arising from or pursuant to the SSJN-5 E&P Contract, Temporary Union Agreement  and the Joint Operating Agreement.  The Subsidiary will, for a period of six months following the closing of the Withdraw Agreement, indemnify SK of any claims from past obligations arising from any agreements between PIC and DCX, the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement and will indemnify both SK and PIC of any claims from past obligations arising from any agreements with third parties related to the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement. The Withdraw Agreement also provides for the assignment of DCX’s 25% participating interest in the SSJN-5 E&P Contract to PIC and SK, subject to the approval of the ANH. The Withdraw Agreement will automatically terminate if the SSJN-5 E&P Contract or the Joint Operating Agreement is terminated prior to ANH approval.

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

Corporate Structure

The corporate structure of the Company is illustrated as follows:

Our Business

We are an independent exploration stage company engaged in the exploration, development and production of oil and natural gas properties primarily in Central and South America. Through our subsidiaries, we are actively exploring our oil and gas properties consisting of a 50% participating interest in the Morichito Block of the Los Llanos Basin of Colombia (“Morichito Block”) consisting of 57,252 gross acres and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin of Colombia (“La Maye Block”) consisting of 68,473 gross acres.   We currently devote a significant portion of our operations to the exploration and development of the Morichito Block.

Morichito Block

We currently hold a 50% participating oil and gas interest in the E&P Contract with the Colombian National Hydrocarbons Agency (the “ANH”) governing the Morichito Block located in the Llanos basin, Colombia, in an area comprising approximately 57,252 acres in the municipalities of Orocue and Mani in the Casanare department of Colombia (the “Morichito Contract”) with our majority owned subsidiary, DCX, as the ANH approved operator of the Morichito Block. Pursuant to the terms of the Morichito Contract, the exploration program is divided into six exploration phases and the exploitation period is for 24 years. Four phases of the work program have been fulfilled. Phase 6 is the remaining phase and has been approved by the ANH to exchange the drilling of an exploratory well for shooting 94 square kilometers of 3-D seismic data in the northern area of the block. The seismic survey is to target two previously 2-D seismic-defined structures with potential recoverable resources of up to 5 million barrels of oil per structure.

In Phase 4, an oil discovery was made in the Morichito #5 well in the C7 formation.  This well obtained approximately 1,500 barrels of oil during a short-term test from July 27 to August 1, 2011.  We intend to repair road access and local facilities so that long term testing of the Morichito #5 can be accomplished.  Proved and probable reserves have already been assigned to the Morichito 5 discovery. Production is subject to the ANH sliding scale royalty rate for light crude oil plus overriding royalty at 1% of the total production and 4% of the net production royalty.

In Phase 5, the Morichito 5B exploratory well was drilled to explore the deeper Gachetá and Ubaque Formations below the C7 Formation.  These potential formations are shown in the seismic data to be underlying the C7 Formation as identified in the Morichito 5 well in Phase 4.  However, the Morichito 5B well was never effectively tested due to a poor cement job between the casing and the formation.  In order to complete Phase 5, we are retargeting this well in a structurally updip location with drilling a sidetrack from the Morichito 5B well to determine if it will be productive.  Once this determination is made, the Phase 5 of the work program can then be completed.  Because the side-track drilling of the Morichito 5B is targeting the Gachetá and Ubaque Formations, this is considered as prospective resources.

During the second quarter of 2012, we completed an advanced 94 square kilometers 3D seismic survey over the northern portion of the Morichito Block, located within producing trends of the prolific Llanos Basin, to define and identify high-impact exploration drilling targets. The 3D seismic survey was completed ahead of schedule and on budget and preliminary analysis has indicated the quality of the data is better than expected.  We announced the completion of its merging of its new 3D seismic surveys with previous 3D seismic surveys and the fulfillment of its obligations for the relinquishment of 50% of the Morichito Block area in conjunction with a two-year E&P Contract extension from the Colombian ANH. We have identified what we believe are favorable drilling opportunities in Llanos Basin of Columbia using data from our recently completed 3D seismic survey.

In March 2012, DCX submitted to the ANH the request for commerciality for part of the Morichito Block. We have completed an exploration and production work plan aimed at extracting the maximum value from the Morichito #5 discovery well and underlying targets with a program to realize near-term operating cash flow from production in the first half of 2013.

La Maye Block

We also hold a 25% participating oil and gas interest in an E&P Contract No. 5 of 2008 governing the La Maye Block located in the Lower Magdalena basin, Colombia, in an area comprising approximately 68,473 acres in the municipalities of San Sebastian de Buenavista and San Zenon in the Magdalena and Mompas departments of Colombia.  We believe our working interest in the La Maye Block balances the Company’s portfolio of low-risk oil and gas development assets with high-impact exploration plays.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, exploration and appraisal drilling, development and production of oil and gas properties. In Colombia, we have focused on the Llanos and Lower Magdalena Basins. We continue to identify favorable drilling opportunities in Central and South America utilizing the contacts and experience of our executive officers, Grant Draper and Anthony Ives. We also intend to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the operational costs and risks and acquire highly probable and profitable drilling and working interest assets located in proven hydrocarbon systems that we believe have a short window of payback, a high internal rate of return and recoverable reserves.

Competition

As an oil and gas exploration, development and production company, we compete with other oil and gas exploration, development and production companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration, development and production companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their oil and gas properties and on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our oil and gas properties.

We also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties in Colombia.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Our operations in Colombia are subject to various laws, taxes and regulations governing the oil and gas industry. Taxes generally include income taxes, value added taxes, export taxes, and other production taxes such as provincial production taxes and turnover taxes.  Our operations in Colombia are also subject to labor laws and provincial environmental regulations.

Our right to conduct E&P activities in Colombia is derived from participation in exploration and production contracts entered into directly with the Colombian National Hydrocarbons Agency (the “ANH”) with no mandatory participation by Ecopetrol, the state oil company.  The ANH was formed in 2003 in response to declining reserves which was leading Colombia toward becoming a net oil importer.

Exploration and production contracts in Colombia typically run for an initial exploration period of up to six years.  The first phase of work usually requires acquisition of new seismic data.  After the first phase, contracts can be retained for up to five additional years, usually by drilling one well per year.  An exploration and production contract can be relinquished after any completed phase at the option of the investor.

Once a field is declared commercial, the exploitation period is 24 years, which may be extended another ten years under certain circumstances.  The investor retains the rights to all reserves and production from newly discovered fields, subject to a sliding scale of royalty, which is initially eight percent for production up to 5,000 barrels of oil per day (“bopd”) per field up to a maximum of 25 percent for production exceeding 600,000 bopd per field.  In addition, a windfall profit tax applies once a field has cumulatively produced more than five million barrels of oil.  The windfall profit tax is 30 percent of the price per barrel received in excess of certain threshold prices which are periodically set by the ANH and are established by the quality of the oil produced.

Subsidiaries

We wholly own and operate Deep Core Inc., a Cayman Islands exempt company. Deep Core owns and operates DCX S.A.S., a Colombia simplified shares corporation, and Deep Core (Barbados) Inc., a Barbados corporation.

Employees

As of December 31 , 2012, we had two full time employees. We plan to enter into executive employment agreements with Grant Draper, our president and chief executive officer, and Anthony Ives, our chief operations officer and chief financial officer. DCX has approximately five full time employees.  Deep Core Barbados does not have employees.

We outsource to independent consultant engineers, geologists and geophysicists to conduct specific corporate business and exploration programs on our properties in order to carry out our plan of operations. Consultants are retained on the basis of ability and experience.

Intellectual Property

We do not presently own any copyrights, patents or trademarks, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the internet domain name www.heavyearthresources.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Facilities

We currently rent shared office space of approximately 120 square feet on a month-to-month basis and have not entered into any other lease or long-term rental agreements for property. Our office space is located at 625 Second Street, #280, San Francisco, California 94107.  DCX leases office space in Bogotá, Colombia for approximately $7,250 per month on a month-to-month basis.

Our facilities are adequate and suitable for our current needs and for our current expansion plans.

Internet Website

Our Internet website, which is located at www.heavyearthresources.com, describes our oil and gas projects, our management and provides additional information regarding our industry. Our website also includes an investor relation section which provides company news, presentations, and our corporate filings with the SEC.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

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

Risks Associated With Our Business.

We need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To continue operations, we need to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on exploration and development of our oil and gas properties in Colombia. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations and our exploration and development of those properties. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

We have a limited operating history or revenue and minimal assets.

We began operating in the oil and gas business in May 2012.  Our limited operating history makes it difficult for potential investors to evaluate our business or operations.   For the year December 31, 2012, we have not generated any revenues and have not earned a profit from operations. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2012, our net loss since inception was $14,894,348. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are an exploration stage company, we have no revenues to sustain our operations.

We are an exploration stage company that is currently developing our business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. We are not able to predict whether we will be able to develop and exploit our oil and gas interests and generate revenues. If we are not able to complete the successful development of our business, generate significant revenues and attain sustainable profitable operations, then our business will fail.

We will need additional financing to execute our business plan.

We do not have any revenues from our current operations. We will need substantial additional funds to:

•	fund our current operations and the development of the Morichito Block;
•	fund the acquisition, exploration, development and production of oil and natural gas in the future;
•	fund future drilling programs; and
•	hire and retain key employees.

We may seek additional funds through public or private equity or debt financing, via strategic transactions, and/or from other sources. We cannot guarantee that future funding will be available on favorable terms or at all. If additional funding is not obtained, we may need to reduce, defer or cancel drilling programs, planned initiatives, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated May 15, 2013, our current independent registered public accounting firm stated that our financial statements for the years ended December 31, 2012 and 2011, were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our lack of producing assets and our ability to obtain sufficient working capital to fund future operations. If we are unable to raise additional capital, our efforts to continue as a going concern may not prove successful.

Oil and natural gas exploration and development activities are subject to many risks which may affect our ability to obtain any level of commercial success.

Oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

Our oil and gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could result in substantial damage to our wells, production facilities, other property and the environment or in personal injury. Oil and gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into hydrocarbon producing formations. Losses resulting from the occurrence of any of these risks could negatively affect our results of operations, liquidity and financial condition.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.

The results of geophysical testing and geological analysis are subjective, and we cannot guarantee that the exploration and development activities we conduct based on positive analysis will produce oil or gas in commercial quantities or costs. As we perform developmental and exploratory activities, further data required for evaluation of our oil and gas interests will become available. The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties. The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil or gas in commercial quantities. Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk. We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas. Our competitors include energy companies that have substantially greater financial resources, staff and facilities than us. Our ability to establish additional reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery. Competition may also be presented by alternate fuel sources.

As many of our properties are in the exploration stage, there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. We may not establish commercial discoveries on any of our properties.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.

Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects. We cannot guarantee that we will be able to continue to locate satisfactory properties for acquisition or participation. Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous. We cannot guarantee that commercial quantities of oil will be discovered or acquired by us.

Our operations in Colombia are subject to risks relating to political and economic instability.

We currently have interests in oil and gas concessions in Colombia and anticipate that operations in Colombia will constitute a substantial element of our strategy going forward. The political climate in Colombia is unstable and could be subject to radical change over a very short period of time. In the event of a significant negative change in the political or economic climate in Colombia, we may be forced to abandon or suspend our operations in Colombia.

A 40-year armed conflict between government forces and anti-government insurgent groups and illegal paramilitary groups—both funded by the drug trade—continues in Colombia. Insurgents continue to attack civilians and violent guerilla activity continues in many parts of the country. While our operators take measures to protect our assets, operations and personnel from guerilla activity, continuing attempts to reduce or prevent guerilla activity may not be successful and guerilla activity may disrupt our operations in the future. There can also be no assurance that we can maintain the safety of our operations and personnel in Colombia or that this violence will not affect our operations in the future. Continued or heightened security concerns in Colombia could also result in a significant loss to us.

Additionally, Colombia is among several nations whose eligibility to receive foreign aid from the United States is dependent on its progress in stemming the production and transit of illegal drugs, which is subject to an annual review by the President of the United States. Although Colombia is currently eligible for such aid, Colombia may not remain eligible in the future. A finding by the President that Colombia has failed demonstrably to meet its obligations under international counter-narcotics agreements may result in any of the following:

●	all bilateral aid, except anti-narcotics and humanitarian aid, would be suspended;
●	the Export-Import Bank of the United States and the Overseas Private Investment Corporation would not approve financing for new projects in Colombia;
●	United States representatives at multilateral lending institutions would be required to vote against all loan requests from Colombia, although such votes would not constitute vetoes; and
●	the President of the United States and Congress would retain the right to apply future trade sanctions.

Each of these consequences could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with our operations there. Any changes in the holders of significant government offices could have adverse consequences on our relationship with the Colombian National Hydrocarbons Agency (“ANH”) and the Colombian government’s ability to control guerrilla activities and could exacerbate the factors relating to our foreign operations. Any sanctions imposed on Colombia by the United States government could threaten our ability to obtain necessary financing to develop the Colombian properties or cause Colombia to retaliate against us, including by nationalizing our Colombian assets. Accordingly, the imposition of the foregoing economic and trade sanctions on Colombia would likely result in a substantial loss and a decrease in the price of our common stock. The United States may impose sanctions on Colombia in the future, and we cannot predict the effect in Colombia that these sanctions might cause.

Our operations will be subject to environmental and other government laws and regulations that are costly and could potentially subject us to substantial liabilities.

Crude oil and natural gas exploration and production operations in Colombia are subject to extensive laws and regulations. Oil and gas companies are subject to laws and regulations addressing, among others, land use and lease permit restrictions, bonding and other financial assurance related to drilling and production activities, spacing of wells, unitization and pooling of properties, environmental and safety matters, plugging and abandonment of wells and associated infrastructure after production has ceased, operational reporting and taxation. Failure to comply with such laws and regulations can subject us to governmental sanctions, such as fines and penalties, as well as potential liability for personal injuries and property and natural resources damages. We may be required to make significant expenditures to comply with the requirements of these laws and regulations, and future laws or regulations, or any adverse change in the interpretation of existing laws and regulations, could increase such compliance costs. Regulatory requirements and restrictions could also delay or curtail our operations and could have a significant impact on our financial condition or results of operations.

Our oil and gas operations are subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

●	require the acquisition of authorizations, approvals and permits before drilling commences;
●	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
●	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
●	impose substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in:

●	the imposition of administrative, civil and/or criminal penalties;
●	incurring investigatory or remedial obligations; and
●	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to be in compliance in all material respects with all applicable environmental laws and regulations, we cannot assure you that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability.

We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations. In addition, many countries have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of natural gas and oil, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future.

Our executive officers do not have extensive experience in oil and gas operations in Colombia which could impair our ability to comply with Colombia’s legal and regulatory requirements.

Although key personnel of our subsidiaries have oil and gas operational experience in Colombia, our executive officers have had limited oil and gas operational experience in Colombia which may impair our ability to comply with legal and regulatory requirements in Colombia. Our executive officers may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by Colombia’s laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our executive officers are not physically located in Colombia which could impair our ability to effectively manage our operations in Colombia and, as a result, harm our operating results.

Our executive officers reside in the United States and may be unable to effectively oversee the day-to-day management of our foreign subsidiaries and operations in Colombia and timely respond to any emergencies or issues that may arise in Colombia.  The inability or our failure to effectively and efficiently manage our operations in Colombia could have a negative impact on our business and adversely affect our operating results.

Colombia’s legal system may not provide for effective legal redress for foreign entities such as us.

As a civil law jurisdiction Colombia has a legal system which is different from the common law jurisdictions of the United States. Standard legal practices in civil law jurisdictions may result in risks such as (i) a higher degree of discretion on the part of governmental authorities; (ii) the lack of judicial or administrative guidance on interpreting applicable rules and regulations, particularly where those rules and regulations are the result of recent legislative changes or have been recently adopted; (iii) inconsistencies or conflicts between and within various laws, regulations, decrees, orders and resolutions; and (iv) relative inexperience of the judiciary and courts in such matters. In the case of foreign entities such as us doing business in a civil law jurisdiction such as Colombia, effective legal redress in the courts of these countries, whether in respect of a breach of law or regulation or in an ownership dispute, may be more difficult to obtain. As well, legislation and regulations may be susceptible to revision or cancellation and legal redress may be uncertain or delayed. There can be no assurance that joint ventures, licenses, license applications or other legal arrangements will not be adversely affected by changes in governments, the actions of government authorities or others, or the effectiveness and enforcement of such arrangements. It may not be possible to effect service of process upon us or our officers or directors or enforce court judgments against us.

Although we are subject to state and federal laws, we carry on all of our material operations in Colombia.  Accordingly, we are subject to the legal systems and regulatory requirements of a number of jurisdictions with a variety of requirements and implications for our shareholders. Exploration and development activities outside the United States may require protracted negotiations with host governments, regulatory bodies and other third parties. If a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the United States.

The condition of infrastructure and equipment in Colombia may disrupt our operations.

The physical infrastructure of Colombia has not been adequately funded and maintained. Particularly affected are the road networks, power generation and transmission, communication systems and building stock. The poor state of certain physical infrastructure could disrupt the transportation of goods, supplies and production and, accordingly, may add to the costs of doing business in these countries. Such additional costs or business interruption could materially adversely affect the timing of our plans and our business, financial condition, results of operations, and the value of our common stock. Colombia has limited refinery and pipeline capacity and may be insufficient to accommodate our production in the event of an oil discovery. If drilling activities increase in Colombia generally, shortage of drilling and completion rigs, field equipment and qualified personnel could develop. From time to time, associated costs have sharply increased in various areas around the world and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn negatively impact our operating results.

Our 25% participating interest in the La Maye Block in Colombia is subject to control by operators which may carry out transactions affecting our Colombian assets and operations without our consent.

Our participating interest in the La Maye Block in Colombia is subject to a substantial degree of control by the operator of the La Maye Block, which according to the ANH owns a 75% interest in the La Maye Block. The operator of the La Maye Block may sell their interests in the La Maye Block in the future and, as the operator, may determine that temporary shut-ins from production may be required. Our management intends to closely monitor the nature and progress of future transactions by the operator of the La Maye Block in order to protect our interests. However, we have no effective ability to alter or prevent a transaction and are unable to predict whether or not any such transactions will in fact occur or the nature or timing of any such transaction. As a result, our financial results in the La Maye Block are directly affected by the independent strategies and decisions of the operator of the La Maye Block.

Our ability to successfully market and sell oil and natural gas is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell hydrocarbons, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control. Our ability to market our oil and natural gas may depend upon our ability to acquire space on pipelines that deliver hydrocarbons to commercial markets. We may be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and gas and by many other aspects of the oil and gas business.

Our revenues, profitability and future growth and the carrying value of our oil and gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions in the United States, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

Volatile commodity prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil and gas leases or interest in oil and gas leases to retain lawyers to fully examine the title to the interest under the lease. In the case of minor acquisitions, we rely upon the judgment of oil lease brokers or land men who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the energy industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our properties are held in the form of participating interests in exploration and production contracts and operating agreements. If the specific requirements of such contracts and agreements are not met, the instrument may terminate or expire.

All of our properties are held under participating interests in oil and gas exploration and production contracts and operating agreements. If we fail to meet the specific requirements of each contract or agreement, especially future drilling and production requirements, the contract or agreement may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each contract and agreement. The termination or expiration of our participating interests relating to any contract or agreement would harm our business, financial condition and results of operations.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas in the future and for future drilling programs. Unless we generate sufficient revenues from our properties in Colombia or obtain additional financing, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. We estimated that our available cash is not sufficient for us to continue and expand our current operations for the next twelve months. There can be no assurance that debt or equity financing, or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to generate sufficient revenues from our properties or access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

We have a substantial amount of debt. Our ability to operate is limited by the agreements governing our debt.

We have a substantial amount of debt for which we are required to make interest and principal payments.  Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our maintenance of higher levels of indebtedness could have adverse consequences including impairing our ability to obtain additional financing in the future.

Furthermore, the terms of our existing debt financing agreements contain, and any future debt financing agreements we enter into may contain, financial, maintenance, organizational, operational or other restrictive covenants. If we are unable to comply with these covenants or service our debt obligations, we may be forced to reduce or delay planned capital expenditures, which could result in a material adverse effect upon our business, results of operations and financial condition.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

Our insurance may be inadequate to cover liabilities we may incur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases, and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury as well as general risks and hazards, including labor unrest, civil disorder, war, acts of terrorism, subversive activities or sabotage, fires, floods, explosions or other catastrophes, epidemics or quarantine restrictions. Although we have obtained insurance in accordance with industry standards to address certain of these risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our business, financial condition, results of operations, and the value of our common stock.

Foreign currency exchange rate fluctuations may affect our financial results.

We expect to sell any future oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country, mainly Colombia, where we perform our operations. As a result, fluctuations in the United States dollar against the Colombian peso and local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

We may not be able to repatriate our revenues from foreign subsidiaries.

We will be conducting all of our operations in Central and South America through our foreign subsidiaries. Therefore, we will be dependent on the cash flows of those subsidiaries to meet our obligations. Our ability to receive such cash flows may be constrained by taxation levels in the jurisdictions where our subsidiaries operate and by the introduction of exchange controls and/or repatriation restrictions in the jurisdictions where we intend to operate. Currently there are no such restrictions in Colombia on local revenues of foreign entities, but we cannot assure you that exchange or repatriation restrictions will not be imposed in the future.

Estimates of oil and gas reserves are uncertain.

The process of estimating oil and gas reserves is complex and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir, particularly for new discoveries. Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors including additional development activity, the viability of production under varying economic conditions and variations in production levels and associated costs. Consequently, material revisions to our future reserve estimates may occur as a result of changes in any of these factors. Such revisions to reserves could have a material adverse effect on our future estimates of future net revenue, as well as our financial condition and profitability.

Discoveries or acquisitions of additional reserves will be needed to avoid a material decline in future reserves and production.

The production rates from oil and gas properties generally decline as reserves are depleted, while related per unit production costs generally increase, due to decreasing reservoir pressures and other factors. Therefore, we anticipate our future estimated proved reserves and future oil and gas production will decline materially as future reserves are produced unless we conduct successful exploration and development activities or, unless we identify additional producing zones in existing wells, secondary or tertiary recovery techniques, or acquire additional properties containing proved reserves. Consequently, our future oil, gas and natural gas liquid production and related per unit production costs will be highly dependent upon our level of success in finding or acquiring additional reserves.

Future exploration and drilling results are uncertain and involve substantial costs.

Substantial costs are often required to locate and acquire properties and drill exploratory wells. Such activities are subject to numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The costs of drilling and completing wells are often uncertain. In addition, oil and gas properties can become damaged or drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

●	unexpected drilling conditions;
●	pressure or irregularities in reservoir formations;
●	equipment failures or accidents;
●	fires, explosions, blowouts and surface cratering;
●	adverse weather conditions;
●	lack of access to pipelines or other transportation methods;
●	environmental hazards or liabilities; and
●	shortages or delays in the availability of services or delivery of equipment.

A significant occurrence of one of these factors could result in a partial or total loss of our future investment in a particular property. In addition, drilling activities may not be successful in establishing proved reserves. Such a failure could have an adverse effect on our future results of operations and financial condition. While both exploratory and developmental drilling activities involve these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Current global financial conditions have been characterized by increased volatility which could negatively impact on our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

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

Our executive officers have limited experience in the oil and gas industry.

Grant Draper, our President and Chief Executive Officer and Anthony Ives, our Secretary, Treasurer and Chief Financial Officer, have limited experience in the oil and gas industry.  We are unable to predict whether we will be able to succeed in our business because of our officers’ lack of experience in the oil and gas industry and we cannot be certain that our business will be successful based on our officers’ industry experience.  Grant Draper has more than 13 years of experience in the management of public companies and participation in financial transactions, having previously served as a managing director with FTI Consulting Inc., a global business advisory firm, as the president and chief operating officer of The Element Agency Inc. and Affirm Americas Strategic Communications Inc. in New York City and as a Member of Thorium One’s Advisory Board.  Anthony Ives has more than 20 years of investment experience in the capital markets, including Merrill Lynch, the City of Sacramento’s Treasurers’ Office, the California State Public Employees' Retirement System (CalPERS), the nation’s largest public pension fund firm, and mutual fund Jurika & Voyles. Mr. Ives served as the Chief Financial Officer of Banneker Ventures in Washington, D.C. and is the founder of the nonprofit Grupo de Apoyo al Desarrollo (GAD) in Honduras.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including Grant Draper, our President and Chief Executive Officer, and Anthony Ives, our Chief Operations Officer and Chief Financial Officer. The loss of the services of both of these officers could significantly hinder our operations. Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for Mr. Draper or Mr. Ives. In addition, the competition for qualified personnel in the oil and gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We rely on third parties to operate some of the assets in which we possess an interest. The success of our operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills their obligations. As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited. Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices. The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

Risks Related to our Common Stock:

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls. It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

Failure to maintain the adequacy of our internal controls could impair our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We have taken measures to address and improve our financial reporting and compliance capabilities and we are in the process of instituting changes to satisfy our obligations in connection with being a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of significant revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firm or investors in general.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144(i), due to our status as a former “shell company.”

Pursuant to Rule 144(i) of the Securities Act (“ Rule 144 ”), a “ shell company ” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, prior to the completion of the Asset Purchase Agreement and this filing, we were considered a “ shell company ” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “ shell company ” (which we believe that we have in connection with the acquisition of the Assets and our change in business focus); 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “ Form 10 information ” has been filed with the Commission reflecting the Company’s status as a non-“ shell company ”, which information has been filed in our Current Report on Form 8-K on May 4, 2012. Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after the date of the filing of Company’s Current Report on Form 8-K indicating the Company is no longer a shell company, any non-registered securities we sell in the next approximately 2  months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of such Current Report.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a former “ shell company ” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Rule 144 will not be available for the outstanding shares issued by the Company for a period of at least one year after the filing of the Company’s Current Report on Form 8-K on May 4, 2012 indicating the Company is no longer a shell company, which means that these shareholders may not be able to sell such shares in the open market during this period.

Rule 144 does not permit reliance upon such rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including ceasing to be a shell company, the filing of Form 10-type information, and the filing for a period of one year periodic reports required under the Exchange Act. As a result, the holders of all of the restricted shares will not be able to sell their shares in reliance upon Rule 144 during this waiting period except pursuant to a registration statement filed by us which includes these shares for resale.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We  need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We require additional cash resources to fund our operations. To satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in significant dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 300,000,000 shares of common stock authorized for issuance. As of April 1, 2013, we had 70,709,331 issued and outstanding shares of common stock, 4,500,000 shares of common stock reserved for issuance upon conversion of outstanding convertible debentures and 4,820,833 shares of common stock reserved for issuance upon exercise of outstanding warrants, with 219,969,836 shares of common stock available for issuance.

We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants may have a depressive effect on the market price of our common stock, as such warrants would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have offices in San Francisco, California and Bogotá, Colombia.  We currently rent shared office space of approximately 120 square feet, located at 625 Second Street, #280, San Francisco, California 94107, on a month to month basis and have not entered into any other lease or long-term rental agreements for the property.  We lease office space in Bogotá, Colombia for approximately $7,238 per month.

Morichito Block.  Through our subsidiaries, we currently hold a 50% participating oil and gas interest in the E&P Contract with the ANH governing the Morichito Block located in the Llanos basin, Colombia, in an area comprising approximately 57,252 acres in the municipalities of Orocue and Mani in the Casanare department of Colombia with our majority owned subsidiary, DCX as the ANH approved operator of the Morichito Block.

La Maye Block.  Through our subsidiaries, we currently hold a 25% participating oil and gas interest in the E&P Contract with the ANH governing the La Maye Block located in the Lower Magdalena basin, Colombia, in an area comprising approximately 68,473 acres in the municipalities of San Sebastian de Buenavista and San Zenon in the Magdalena and Mompas departments of Colombia.

Company Reserve Estimates

Our proved reserve information for DCX as of December 31, 2012 was estimated by Petrotech Engineering Ltd. (“Petrotech”), independent petroleum engineers.  In accordance with SEC guidelines, Petrotech’s estimates of future net revenues from our properties, and the PV-10 and standardized measure thereof, were determined to be economically producible under existing economic conditions, which requires the use of the 12-month average price for each product, calculated as the unweighted arithmetic average of the first-day-of-the-month price for the period January 1, 2012 through December 31, 2012, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations.

The technical persons at Petrotech are responsible for preparing the reserves estimates presented herein and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Petrotech is an independent petroleum engineering firm specializing in the technical and financial evaluation of oil and gas assets.  Petrotech’s report was prepared under the direction of John Yu, principle consultant and President of Petrotech.  Mr. Yu earned a B.S. degree in Metallurgical Engineering from the University of Alberta and has more than 35 years of experience in engineering studies, evaluation of oil and gas properties, drilling, completion, production and process engineering of oil and gas operations and evaluation of mineral properties. Petrotech and its employees have no interest in our Company or in our properties, were not employed by our Company on a contingent fee basis and were objective in determining our reserves.

Grant Draper, our officer and director, acted as the liaison with the technical persons at Petrotech.

Reserve Technologies

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered.  If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.  To achieve reasonable certainty, Petrotech employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available down well and production data, seismic data, well test data.

Reserve Quantities

We have estimated the following reserve quantity and future net cash flow information for its proved and evaluated reserves located in the Eastern Llanos Basin in Colombia as of December 31, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category and Quantities	Oil (Bbls)	Present Worth at 10%
Proved Developed Non-Producing Reserves
Balance, January 1, 2012	242,000	$5,489,000
Extensions and discoveries	-	-
Purchases	-	-
Production	-	-
Balance, December 31, 2012	242,000	5,489,000

Proved Undeveloped Reserves Balance, December 31, 2012	411,000	3,841,000
Total Proved (Evaluated)	895,000	$11,974,000

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of December 31, 2012 is the 2012 average price, which was $105.12 per barrel ("Bbl") of oil. The average West Texas Intermediate light crude oil price for the twelve months of 2012 was $94.23 per barrel and the Platts Latin American Wire for Vasconia 25° API FOB Coveñas light crude oil was $106.52 per barrel resulting in an average price of $105.12 per barrel for the 23.1° API for the Morichito oil. The reason for the higher Vasconia oil price is that the exported Colombian oil is being shipped for sales in the European markets and the pricing is based on Brent crude oil price.  Future production costs are based on year-end costs and include royalty and taxes of approximately 1.9%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of December 31, 2012, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

Management cautions that the standard measure of discounted future net cash flows should not be viewed as an indication of the fair market value of oil production properties, nor of the future cash flows expected to be generated there from.  The information presented does not give recognition to future changes in estimated reserves, selling prices or costs.

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Standardized Measure of Discounted Future Net Cash Flows	December 31, 2012

Future cash flows	$43,330,000
Future production costs	(15,240,000)
Future development costs	(4,350,000)
Future income taxes	-
Future net cash flows before discount	23,740,000
Present value discount @ 10%	(11,766,000)

Standardized measure of discounted future net cash flows	$11,974,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

Standardized measure of discounted future net cash flows at January 1, 2011	$7,152,000
Purchases of reserves in place	13,685,000
Changes in estimated future production and development costs	(8,863,000)
Sales of oil and gas produced, net of production costs	-
Net change in income taxes	-

Standardized measure of discounted future net cash flows	$11,974,000

The information required by Items 1204 to 1208 of Regulation S-K are provided as follows:

Production. For the years ended December 31, 2012 and 2011, DCX had no production from its interests in the Morichito Block.

Drilling Activity. During the year ended December 31, 2012, DCX did not conduct any drilling activity in the Morichito Block.

Delivery Commitments. We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements in Columbia.

Gross and Net Productive Wells:
December 31, 2012
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	-	-	-	-
	-	-	-	-

Gross and Net Developed Acreage:
December 31, 2012
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	-	-	-	-
	-	-	-	-

Gross and Net Undeveloped Acreage:
	December 31, 2012
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	57,247	28,623	-	-
	57,247	28,623	-	-

Gross and Net Productive Wells:
December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	-	-	-	-
	-	-	-	-

Gross and Net Developed Acreage:
December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	-	-	-	-
	-	-	-	-

Gross and Net Undeveloped Acreage:
	December 31, 2011
	Oil		Gas
	Gross	Net	Gross	Net

Colombia	57,247	28,623	-	-
	57,247	28,623	-

Item 3. Legal Proceedings.

From time to time, we may become party to various legal proceedings. A significant portion of the accounts payable on our consolidated balance sheet includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core. DCX has received demands for payment on each of the following payables and we expect that formal litigation may result if we cannot negotiate or settle the claims in the near future:

•	Claim by Marino Sanchez Rolfer for payment of road maintenance and moving of equipment in the amount of US$435,000;

•	Claim by Direccion de Impuestos y Aduanas Nacionales (Colombia National Directorate of Taxes and Customs) for payment of outstanding tax liabilities of US$237,986; and

•	Claim by Falck Services Ltda. for payment of food services in the amount of US$151,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Reports to Shareholders. We are a reporting company with the SEC. The public may read and copy any materials filed with the SEC at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Market Information.   Our common stock is quoted on the OTCQB under the symbol “HEVI”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. For the year ended December 31, 2012, shares of our common stock have only been thinly traded.  For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2012
First Quarter*	$--	$--
Second Quarter (period from May 7, 2012 to June 30, 2012)	$0.85	$0.50
Third Quarter	$0.90	$0.64
Fourth Quarter	$0.80	$0.50

*There was no market for our common stock during this period.

Holders.  The approximate number of stockholders of record at April 30, 2013 was 90. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of April 30, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

On May 3, 2012, we closed a share exchange agreement (the “Exchange Agreement”) with Deep Core Inc. (“Deep Core”) pursuant to which we issued (i) 250,000 shares of our $0.001 par value common stock to Deep Core’s sole shareholder in exchange for all outstanding shares of company stock of Deep Core and (ii) 8,574,042 shares of our common stock to nine holders of outstanding convertible promissory notes of Deep Core (the “Notes”), in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes at a conversion price of $0.40 per share.

In connection with the Exchange Agreement and simultaneously with the closing of the Share Exchange, we entered into a subscription agreement with an investor pursuant to which we issued 500,000 shares of our common stock to the investor in exchange for $200,000 in proceeds.  The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On June 12, 2012, we entered into a subscription agreement with a foreign investor pursuant to which we issued to the investor (i) 416,666 shares of our common stock at a purchase price of $0.60 per share (the “Shares”) and (ii) a common stock purchase warrant granting the right to purchase 104,167 shares of our common stock at an exercise price of $1.25 per share, in exchange for $250,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On June 20, 2012, we entered into a subscription agreement with an investor pursuant to which we issued to the investor (i) 333,333 shares of our common stock at a purchase price of $0.60 per share and (ii) a common stock purchase warrant granting the right to purchase 83,333 shares of our common stock at an exercise price of $1.25 per share in exchange for $200,000 in proceeds. The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

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

On November 20, 2012, we entered into a subscription agreement with a foreign investor pursuant to which we issued to the investor (i) 50,000 shares of our common stock at a purchase price of $0.60 per share and (ii) common stock purchase warrants granting the right to purchase 50,000 shares of our common stock at an exercise price of $0.85 per share in exchange for $30,000 in proceeds. The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On December 6, 2012, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $500,000 of 6% senior convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 833,333 shares of our common stock at an exercise price of $0.85 per share in exchange for $500,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On December 20, 2012, we issued 200,000 shares of our common stock to two consultants at a purchase price of $0.77 per share.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On February 13, 2013, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $1,000,000 of 15% convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.60 per share in exchange for $1,000,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

Purchases of Equity Securities. None.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

Basis of Presentation and Functional Currency

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates of COP $1,767 and  COP $1,942 and to USD $1.00 at December 2012 and December 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,796 and COP $1,846 to USD $1.00 for the years ended December 31, 2012 and December 31, 2011, respectively, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

The Share Exchange between us and Deep Core is deemed to be a reverse acquisition. The transaction between Deep Core and DCX is also deemed to be a reverse acquisition, where Deep Core (the legal acquirer) is deemed to be the accounting acquiree and DCX (the legal acquire) is considered the accounting acquirer.  The assets and liabilities were transferred at their historical cost with our capital structure.  We are deemed a continuation of the business of Deep Core and its subsidiary, DCX, and the historical financial statements of DCX became our historical financial statements, which the condensed pro forma balance sheet  and condensed statement of operations depict our recapitalization.  For further information, please refer to our Current Report on Form 8-K filed on May 4, 2012.

The following discussion of financial condition and results of operations should be read in conjunction with (i) our financial statements for the period ended December 31, 2012, (ii) Deep Core’s audited financial statements for the period from inception (March 29, 2011) through December 31, 2012, together with notes thereto, (iii) DCX’s audited financial statements for the years ended December 31, 2012 and December 31, 2011, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Results of Operations.

Revenues. We had no revenues for the year ended December 31, 2012 and 2011.

Operating Expenses.  For the year ended December 31, 2012, our total operating expenses were $7,689,425 which consisted of exploration and lease operating costs of $_107,584, depreciation and amortization expense of $8,688, general and administrative expenses of $1,094,167, and legal and professional fees of $1,248,406. By comparison, for the year ended December 31, 2011, our total operating expenses were $1,017,604 which consisted of exploration and lease operating costs of $91,752, depreciation and amortization expense of $27,488, general and administrative expenses of $780,334, and legal and professional fees of $145,518.

Net Loss.   For the year ended December 31, 2012, we had a net loss of $8,457,415.  By comparison, for the year ended December 30, 2011, we had a net loss of $1,009,073. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.  As of December 31, 2012, our total assets were $13,035,737. Our total current assets consist of cash and cash equivalents of $178,136, restricted cash of $542,234, short term investments of $103,211, inventory of $45,420, other receivables of $873,965 . Restricted cash of $542,234 represents amounts held on account with a fiduciary to guarantee payment to one of DCX’s main suppliers for exploration and development activities.  Short term investments of $103,211include amounts on deposit to be held in excess of the three months that are used as stand-by letters of credit for the Colombian ANH for future exploration and development costs.  Inventory of $45,420 consists of barrels of oil extracted during our exploratory testing on the Morichito Block and are stated at the lower of cost or market.  Our other receivable of $873,965 consists of amounts due from working interest partners in the Morichito Block for the seismic exploration costs and employees.

As of December 31, 2012, our oil and gas properties of $11,024,000 and property plant and equipment of $234,453 less accumulated depreciation and amortization of $27,078. Our oil and gas properties of $11,292,771 consist of the net costs incurred for evaluated properties and in exploration and development activities as of December 30, 2012 for our interest in the Morichito Block which includes approximately 57,252 gross acres and our interest in the La Maye Block which includes approximately 68,252 gross acres.

Our total current liabilities of $6,516,192 consist of accounts payable and accrued expenses of $6,456,722, and related party payables of $59,470, as of December 31, 2012.  A significant portion of the accounts payable on our consolidated balance sheet as of December 31, 2012, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these assumed liabilities and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.

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

On November 20, 2012, we entered into a subscription agreement with a foreign investor pursuant to which we issued to the investor (i) 50,000 shares of our common stock at a purchase price of $0.60 per share and (ii) common stock purchase warrants granting the right to purchase 50,000 shares of our common stock at an exercise price of $0.85 per share in exchange for $30,000 in proceeds. The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On December 6, 2012, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $500,000 of 6% senior convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 833,333 shares of our common stock at an exercise price of $0.85 per share in exchange for $500,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

On December 20, 2012, we issued 200,000 shares of our common stock to two consultants at a purchase price of $0.77 per share.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

As of December 31, 2012, we have cash and cash equivalents of $178,135.   We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Recent Events.  On February 13, 2013, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $1,000,000 of 15% convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.60 per share in exchange for $1,000,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

During 2013, we expect that our subsidiaries will continue to incur significant exploration and development costs as we exploit our interests in the Morichito Block, La Maye Block and other interests we may acquire. Our exploration and lease operating costs in the Morichito Block and La Maye Block will be significant and will continue to impact our liquidity. We may also incur additional costs related to any potential acquisition of oil and gas properties or interests in Colombia and other areas of Central and South America. We also expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses. Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity. Other than the exploration and development costs for the Morichito Block and the La Maye Block, any potential acquisitions costs and anticipated increases in legal and accounting costs and general and administrative expenses, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Heavy Earth Resources, Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

Irvine, California
May 15, 2013

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS
	2012	2011
Current assets:
Cash and cash equivalents	$178,136	$6,608
Restricted cash	542,234	1,177,827
Short term investments	103,211	194,151
Other receivables	873,965	1,659,974
Inventory	45,420	42,043
Total current assets	1,742,966	3,080,603

Oil and gas properties (full cost method) Evaluated	11,024,000	9,478,635
Property, plant and equipment
Well machinery and equipment	234,453	53,670
Furniture, fixtures and other	61,396	54,625
Less: accumulated depletion, depreciation and amortization	(27,078)	(18,390)
Net oil and gas properties, plant and equipment	11,292,771	9,568,540

Total assets	$13,035,737	$12,649,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,456,722	$5,522,526
Related party payables	59,470	2,997,117
Total current liabilities	6,516,192	8,519,643

Convertible notes payable	1,500,000	-

Stockholders’ Equity:
Common stock, $0.001 par value 300,000,000 shares authorized, 70,509,331 and 69,376,000 shares issued and outstanding, respectively	70,509	69,376
Additional paid in capital	21,540,021	10,901,254
Deficit accumulated during exploration stage	(14,894,348)	(6,436,933)
Accumulated other comprehensive loss	(1,696,637)	(404,197)
Total stockholders’ equity	5,019,545	4,129,500

Total liabilities and stockholders’ equity	$13,035,737	$12,649,143

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Oil and gas revenues	$-	$-

Operating costs and expenses:
Exploration and lease operating costs	107,584	91,752
General and administrative	1,094,167	780,334
Legal and professional	1,248,406	145,518
Impairment of oil and gas properties	5,239,268	-

Total operating costs and expenses	7,689,425	1,017,604

Loss from operations	(7,689,425)	(1,017,604)

Other income (expense):
Interest expense	(87,367)	(89,073)
Interest expense, beneficial conversion feature	(1,500,000)	-
Foreign currency gain (loss)	729,817	93,377
Other	89,560	4,227

Total other income (expense)	(767,990)	8,531

Net loss before income taxes	(8,457,415)	(1,009,073)

Provision for income taxes	-	-

Net loss	$(8,457,415)	$(1,009,073)

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Shares	Par Value	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2011	69,376,000	$69,376	$173,824	$(422,426)	$-	$(179,226)

Recapitalization	-	-	10,727,430	(5,005,434)	(135,851)	5,586,145

Foreign currency translation	-	-	-	-	(268,346)	(268,346)

Net loss	-	-	-	(1,009,073)	-	(1,009,073)

Balance, December 31, 2011	69,376,000	69,376	10,901,294	(6,436,933)	(404,197)	4,129,500

Shares issued for Deep Core	250,000	250	6,424,650	-	-	6,424,900

Shares issued for conversion of notes	8,574,042	8,574	3,356,426	-	-	3,365,000

Shares cancelled	(9,324,042)	(9,324)	9,324	-	-	-

Common stock issued for cash	1,633,331	1,633	848,367	-	-	850,000

Foreign currency translation	-	-	-	-	(1,292,440)	(1,292,440)

Net loss	-	-	-	(8,457,415)	-	(8,457,415)

Balance, December 31, 2011	70,509,331	$70,509	$21,540,021	$(14,894,348)	$(1,696,637)	$5,019,545

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(8,457,415)	$(1,009,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,688	27,448
Gain (loss) on equipment	-	(8,519)
Impairment of oil and gas properties	5,239,268	-
Interest related to beneficial conversion feature	1,500,000	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	635,593	(1,059,297)
(Increase) decrease in other receivables	713,991	(1,575,370)
(Increase) decrease in inventory	(3,377)	(30,152)
Increase (decrease) in accounts payable and accrued	934,196	4,984,446
Increase (decrease) in related party payables	(2,937,647)	1,336,637

Net cash used in operating activities	(2,366,703)	2,666,120

Cash flows from investing activities:
(Increase) decrease in short term investments	90,940	(94,260)
Cost of oil and gas properties, plant & equipment	(3,850,926)	(2,900,482)

Net cash used in investing activities	(3,759,986)	(2,994,742)

Cash flows from financing activities:
Cash assumed in reverse merger	20,594	-
Proceeds from issuance of convertible notes	4,865,000	-
Issuance of common stock	850,000	-

Net cash provided by financing activities	5,735,594	-

Foreign currency exchange	562,623	174,970

Net increase (decrease) in cash	171,528	(153,652)

Cash and cash equivalents, beginning of period	6,608	160,260

Cash and cash equivalents, end of period	$178,136	$6,608

Supplemental Cash Flow Information
Cash paid for:
Interest	$64,617	$76,795
Income taxes	$-	$3,369

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On May 3, 2012, Heavy Earth Resources, Inc. entered into and closed a Share Exchange Agreement (the Merger) with Deep Core, Inc., a Cayman Islands exempt company (“Deep Core”).  Pursuant to the Exchange Agreement, the Company issued 250,000 shares of our $0.001 par value common stock in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and 8,574,042 shares of our Common Stock to the holders of outstanding convertible promissory notes of Deep Core in exchange for the conversion of the outstanding principal and accrued interest due on all of the Notes.  As a result of the share exchange and the other transactions contemplated thereunder, Deep Core became a wholly owned subsidiary of the Company.

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

Basis of Presentation and Functional Currency

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates of COP $1,767.28 and COP $1,942.70 to USD $1.00 at December 31, 2012 and 2011, respectively, for purposes of the Company’s balance sheets and the average rates of COP $1,796.76 and COP $1,846.05 to USD $1.00 for the years ended December 31, 2012 and 2011, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.  The Company is engaged in the acquisition, exploration, development and producing of oil and gas properties.  The Company owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

The Company’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method.  The estimated asset retirement liability was approximately $440,000 and $230,000 as of December 31, 2012 and 2011, respectively.

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

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  At December 31, 2012 and 2011, the Company’s accumulated other comprehensive loss attributable to the foreign currency translation was $1,292,440 and $404,197, respectively.  For the years ended December 31, 2012 and 2011, the Company’s comprehensive loss was $9,749,855 and $1,277,419, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the current year presentation.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($14,894,348) through December 31, 2011 and has a working capital deficiency of ($4,755,976) at December 31, 2011. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities to monetize economically recoverable oil and gas reserves and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing exploration activities so that profitable operations can be attained.

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

3.   CONCENTRATION OF CREDIT RISK

The Company collects its receivables on its working interests in oil and gas properties from the other participating interests to cover their portion of the exploration and development costs.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the participant’s financial condition whenever necessary.  At December 31, 2012 and 2011, the Company had four (4) customers that accounted for 100% of its outstanding other receivables.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the years ended December 31, 2012 and 2011.

4.   RESTRICTED CASH

Cash and claims to cash that are restricted as to withdrawal or use are segregated and shown separately on the Company’s balance sheets.  Restricted cash represents amounts held on account with a fiduciary to guarantee payment to one (1) of the Company’s main suppliers for exploration and development activities.  At December 31, 2011 and 2010, the Company had $542,234 and $1,117,827 in restricted cash, respectively.

5.   SHORT TERM INVESTMENTS

Short term investments include amounts on deposit to be held in excess of the three (3) months that are used as stand-by letters of credit for the Colombian national hydrocarbon agency (Agencia Nacional de Hidrocarburos, or ANH) for future exploration and development costs.  At December 31, 2012 and 2011, the Company had $103,211 and $194,151 in short term investments, respectively.

6.   OIL AND GAS PROPERTIES

On May 31, 2005, the Company entered into a Exploration and Production Contract with the ANH for exploration and development of the Morichito Block in the Eastern Llanos Basin, Colombia (the E+P Contract).  Pursuant to the E+P Contract, the Company maintains an approximately 50% working interest in the Morichito Block in exchange for a 4% net production royalty and a 1% overriding total production royalty plus other terms and conditions.  The Company’s Morichito Block is comprised of approximately 23,000 hectares, or 57,000 gross acres.  The exploration period is divided into six (6) exploration phases of which five (5) have been completed.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.   OIL AND GAS PROPERTIES (Continued)

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

The following table presents information regarding the Company’s net costs incurred for evaluated properties and in exploration and development activities as of December 31:

	2012	2011
Property acquisition costs:
Evaluated	$6,931,150	$4,727,070
Exploration costs	6,269,733	2,903,615
Development costs	3,062,385	1,847,950
Less: impairment charge	(5,239,268)

Total	$11,024,000	$9,478,635

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

6.   OIL AND GAS PROPERTIES (Continued)

For the year ended December 31, 2012, the Company has capitalized $3,850,926, in acquisition, development and exploration costs.

For the year ended December 31, 2012, the Company recorded an impairment charge in the amount of $5,239,268, due to dry holes discovered in certain wells on the Morchito Block and for the total proved and probable reserves achievable by the Company.

As of December 31, 2012 and 2011, the Company’s evaluated properties consist of acquisition and exploration and development in costs in one (1) geographical area:  Colombia.

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2012, by the year in which such costs were incurred:

Costs Incurred During Years Ended December 31:
	Balance 12/31/12	2012	2011	Prior
Acquisition costs	$6,931,150	$2,204,080	$1,466,536	$3,260,534
Exploration costs	6,269,733	3,366,119	452,785	2,450,829
Development costs	3,062,385	1,214,434	838,848	1,009,103
Total	$16,263,268	$6,784,633	$2,758,169	$6,720,466

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

7.   COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for the rental of the Company’s office space in Bogota, Colombia.  Pursuant to the lease agreement, the Company’s monthly rent is approximately $7,250.  The lease expired February 2013 and the Company is now renting on a month-to-month basis.  Rent expense for the years ended December 31, 2012 and 2011 was $87,000, respectively.

During the year ended December 31, 2011 the Company was imposed a fine by the Colombian Ministry of Environment, Housing and Territorial Development for failure to withhold at the source.  The Company is appealing the fine.  The estimated amount of this contingency, including related penalties and interest is approximately $535,000 and has been included in the Company’s accrued liabilities as of December 31, 2012 and 2011.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Credit Facility – August 29, 2012 Convertible Notes

On August 29, 2012, the Company entered into a securities purchase agreement with two investors providing for the issuance of an aggregate principal value of $1,000,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 1,666,667 shares of common stock in exchange for the aggregate for $1,000,000.

The convertible notes will become due and payable three years from August 29, 2012, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum increasing to 12% per annum on December 31, 2012 in the event that the Company has not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before December 31, 2012 the interest rate further increasing to 15% per annum on January 15, 2013 in the event the Company’s common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The convertible notes also provide the Company with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The notes are secured by the Company’s oil and gas properties.

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

Since the combined value of the warrants ($443,291) plus the intrinsic value of the convertible notes ($909,958) exceeds the fair value of the proceeds received from the issuance of the debt ($1,000,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $443,291 and the remainder to the beneficial conversion feature in the amount of $556,709. The Company immediately amortized the debt discount of $1,000,000 for the year ended December 31, 2012 since the debt was convertible upon issuance.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

8.           CONVERTIBLE NOTES (Continued)

Credit Facility – December 6, 2012 Convertible Note

On December 6, 2012, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $500,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 833,333 shares of common stock in exchange for the aggregate for $500,000.

The convertible notes will become due and payable three years from December 6, 2012, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum increasing to 12% per annum on December 31, 2012 in the event that the Company has not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before December 31, 2012 the interest rate further increasing to 15% per annum on January 15, 2013 in the event the Company’s common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The convertible notes also provide the Company with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The notes are secured by the Company’s oil and gas properties.

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from December 6, 2012, the date of issuance.

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

Since the combined value of the warrants ($236,446) plus the intrinsic value of the convertible notes ($319,779) exceeds the fair value of the proceeds received from the issuance of the debt ($500,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $236,446 and the remainder to the beneficial conversion feature in the amount of $263,554. The Company immediately amortized the debt discount of $500,000 for the year ended December 31, 2012 since the debt was convertible upon issuance.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	.74%
Expected volatility of common stock	103%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

10.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company advanced an employee approximately $65,000, respectively, for certain costs and expenses.  These advances are non-interest bearing, due on demand, and are to be repaid as cash becomes available.  These advances are included in other receivables for the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, the Company received advances from officers and the predecessor, PVE, for operating costs and expenses.  These advances are non-interest bearing and are repaid as cash becomes available.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

11.    SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

Reserve Quantities

The Company has estimated the following reserve quantity and future net cash flow information for its proved and evaluated reserves located in the Eastern Llanos Basin in Colombia as of December 31, 2012.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Reserve Category and Quantities	Oil (Bbls)	Present Worth at 10%
Proved Developed Non-Producing Reserves Balance, January 1, 2012	242,000	$5,489,000
Extensions and discoveries	-	-
Purchases	-	-
Production	-	-
Balance, December 31, 2012	242,000	5,489,000

Proved Undeveloped Reserves Balance, December 31, 2012	242,000	2,643,000

Probable Reserves Balance, December 31, 2012	411,000	3,842,000
Total Proved (Evaluated)	895,000	$11,974,000

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is provided using the 12-month unweighted arithmetic average. The oil price used as of December 31, 2012 was $105.12 per Bbl of oil. Future production costs are based on year-end costs and include severance and ad valorem taxes of approximately 1.9%. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount.

The Company used discounted future net cash flows, which is calculated without deducting estimated future income tax expenses, and the present value thereof as one measure of the value of the Company's current proved reserves and to compare relative values among peer companies without regard to income taxes.  While future net revenue and present value are based on prices, costs and discount factors which are consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company.  As of December 31, 2012, the present value of discounted future net cash flows and the standardized measure of discounted future net cash flows are equal because the effects of estimated future income tax expenses are zero.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

11.    SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited) (Continued)

Standardized Measure of Discounted Future Net Cash Flows (Continued)

Management cautions that the standard measure of discounted future net cash flows should not be viewed as an indication of the fair market value of oil production properties, nor of the future cash flows expected to be generated there from.  The information presented does not give recognition to future changes in estimated reserves, selling prices or costs.

Standardized Measure of Discounted Future Net Cash Flows	December 31, 2012
Future cash flows	$43,330,000
Future production costs	(15,214,000)
Future development costs	(4,350,000)
Future income taxes	-
Future net cash flows before discount	23,740,000
Present value discount @ 10%	(11,766,000)
Standardized measure of discounted future net cash flows	$11,974,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows	December 31, 2012
Standardized measure of discounted future net cash flows at January 1, 2011	$7,152,000
Purchases of reserves in place	13,685,000
Changes in estimated future production and development costs	(8,863,000)
Sales of oil and gas produced, net of production costs	-
Net change in income taxes	-
Standardized measure of discounted future net cash flows	$11,974,000

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

12.    PROVISION FOR INCOME TAXES

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

As of December 31, 2012 and 2011, the Company had federal net operating loss carryforwards of approximately ($1,870,000) and ($460,000) that can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of the Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Federal net operating loss (@ 34%)	$636,000	156,000
Less: valuation allowance	(636,000)	(156,000)

Net deferred tax asset	$-	$-

During the year ended December 31, 2012 and 2011, the Company’s valuation allowance increased by approximately $480,000.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

13.   SUBSEQUENT EVENTS

On February 13, 2013, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $1,000,000 of a 15% senior convertible note and common stock purchase warrants to purchase an aggregate of 2,000,000 shares of common stock in exchange for the aggregate for $1,000,000.  The convertible notes will become due and payable three (3) years from February 13, 2013, the date of issuance, or February 13, 2016.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.50 per share.  The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.60 per share, are exercisable immediately upon issuance and have a term of exercise of five (5) years from February 13, 2013, the date of issuance.

On March 5, 2013, the Company’s Secretary and Treasurer resigned and the Company’s current Chief Financial Officer assumed those roles on March 8, 2013 as appointed by the board of directors.

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2012, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Name	Age	Position
Grant Draper	49	Chief Executive Officer, President, Director
Anthony Ives	49	Chief Financial Officer, Secretary, Treasurer, Director
Brian Hepp	57	Chief Operating Officer, Director

Grant Draper, age 49, has been our Chief Executive Officer, President and a Director since December 2011. Mr. Draper has more than 13 years of experience in the management of public companies and participation in financial transactions. From December 2008 to May 2011, Mr. Draper served as a managing director with FTI Consulting Inc., a global business advisory firm. Prior to joining FTI Consulting Inc., Mr. Draper served as the president and chief operating officer of The Element Agency Inc. and Affirm Americas Strategic Communications Inc. in New York City from April 2005 to December 2008. Mr. Draper is a Member of Thorium One’s Advisory Board, is a frequent speaker presenting at American Strategic Management Institute and National Directors Institute events and is regularly quoted in the media including Bloomberg, TIME, The New York Times and New York Daily News. He earned his Bachelor of Arts degree in English from the University of Alberta – Edmonton in 1987 and a Masters in Business Administration degree in Finance from Columbia University Business School in 2001. Mr. Draper is not an officer or director of any other reporting company.

Anthony Ives, age 49, has been our Chief Financial Officer and a Director since December 2011.  Mr. Ives has more than 20 years of investment experience in the capital markets, including Merrill Lynch, the City of Sacramento’s Treasurer's Office, the California State Public Employees' Retirement System (CalPERS), the nation’s largest public pension fund firm, and mutual fund Jurika & Voyles. From September 2009 to August 2011, Mr. Ives served as the Chief Financial Officer of Banneker Ventures in Washington, D.C. Mr. Ives is the founder of the nonprofit Grupo de Apoyo al Desarrollo (GAD) in Honduras and has served as its executive director since 2005. GAD assists indigenous populations to start businesses, implement nature conservation and protection programs, including reforestation projects, and has created a national scholarship program that has supported over 200 young scholars through high school and university. Mr. Ives serves as President of the Board of Directors for GAD and on the Board of Directors of the Mesoamerican Conservation Trust Fund (MCTF), and is nominated as an Ashoka Fellow of Mexico for his work in sustainable development in Latin America.

Mr. Ives’ professional accomplishments include co-management of the CalPERS internal equity fund, a neutral fund, and the state deferred compensation fund. In 1997, Mr. Ives joined the Jurika & Voyles mutual fund where he served as Vice-President and Director of Trading.

Mr. Ives also served as a business consultant to the U.S. Peace Corps in Honduras from July 2003 to October 2005. Mr. Ives earned a Bachelor of Science degree in Business from California State University, Sacramento in 1992 and a Masters in Business Administration degree in Finance from California State University, Sacramento in 1997. Mr. Ives is fluent in Spanish. Mr. Ives is not an officer or director of any other reporting company.

Brian Hepp, 57, has been our Chief Operating Officer and a Director since October 2012.  Mr. Hepp has more than 30 years of experience in global petroleum engineering operations.  From June 2002 to present, Mr. Hepp served as President of Rocky Mountain Limited, an independent oil and gas consulting firm.  From January 2006 to June 2011, Mr. Hepp served as the Director of Group Operations at Northern Petroleum PLC, a United-Kingdom based oil and gas company.  Prior to that, Mr. Hepp served as the Vice President of Operations for Bitech Petroleum Corp. from February 1998 to January 2002.  From April 1986 to August 1993, Mr. Hepp served in various executive capacities at Talisman Energy/BP Canada in Calgary, Canada.  Mr. Hepp began his career as a Process Engineer at Fluor Canada, an engineering, procurement and construction company based in Calgary, Canada. Mr. Hepp is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta, a Chartered Engineer in the United Kingdom, a Fellow of the Institute of Chemical Engineering, a European Engineer registered with the European Federation of National Engineering Associations and a member of the Society of Petroleum Engineers.  He earned his Bachelor of Arts degree in Chemical Engineering from the University of Saskatchewan in 1982 and a Master of Arts degree in Administration from Gonzaga University in 1990. Mr. Hepp is not an officer or director of any other reporting company.

Key Personnel

Juan Carlos Robles is our geologist in Colombia and manages all of DCX's operations.  Mr. Robles has over 20 years of exploration and production experience in Colombia working for oil companies such as Shell and Amoco.  Mr. Robles is an expert in operations, drilling and production with extensive experience evaluating and operating blocks in the Llanos Basin.  He has run seismic programs and managed projects from well design to field acquisition and wildcat drilling operations and has been directly integral to several large discoveries including: Tambaquí- 1(March 2000) and Jaguar- 1 (January 2003). Mr. Robles has managed exploration and production projects in the Eastern Cordillera, Middle Magdalena, and Catatumbo and Llanos Basins developing over 50MMBO of reserves in six different blocks.   Mr. Robles is fluent in Spanish.

Joshua H. Rosenfeld, Ph. D. is our senior geological consultant.  Dr. Rosenfeld has over 45 years of geological experience, including 20 years living in Latin America, and has led petroleum and mineral resource exploration projects in Mexico, Belize, Guatemala, Colombia, Argentina, and Canada.  In his 20 years with Amoco Production Company (now BP), Dr. Rosenfeld was responsible for evaluating and recommending appropriate action on petroleum exploration opportunities including managing seismic and drilling operations. Dr. Rosenfeld has published several papers on the economic geology of petroleum and mineral resources.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, our directors receive no compensation.

There is no family relationship between any of our officers or directors. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

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

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics.  We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics, which we will post on a corporate website.

Director Independence. None of our directors are deemed independent. Our directors also hold positions as officers.

Item 11. Executive Compensation

Summary Compensation Table.   The compensation of the named executive officers for the fiscal years ended December 31, 2012, and 2011, is shown below:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Grant Draper, President, CEO	2012	74,097		0	0	0	0	100,000	174,097

Anthony Ives, CFO	2012	74,097	0	0	0	0	0	65,000	139,097

Brian Hepp, COO	2012	0	0	0	0	0	0	65,000	0

David Choi, Secretary, Treasurer (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Michael Davis, Former Officer (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Daniel Mirman, Former Officer (3)	2011	0	0	0	0	0	0	0	0

(1)	On March 5, 2013, David Choi resigned as our Secretary, Treasurer and a director.

(2)	On December 2, 2011, Michael Davis resigned as our President and a director.

(3)	On May 12, 2011, Daniel Mirman resigned as our Secretary, Treasurer and a director.

Employment Contracts.   We currently do not have any employment contracts.  We anticipate entering into employment agreements with Mr. Draper, Mr. Ives and Mr. Hepp, the terms of which will be disclosed when available, pursuant to which Mr. Draper, Mr. Ives and Mr. Hepp are expected to receive a salary and/or stock based compensation.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in June 2004.

Long-Term Incentive Plans. As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.   As of the year ended December 31, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Grant Draper, President, CEO	0	0	0	0	n/a	0	0	0	0

Anthony Ives, CFO	0	0	0	0	n/a	0	0	0	0

Brian Hepp, COO	0	0	0	0	n/a	0	0	0	0

David Choi, Secretary, Treasurer (1)	0	0	0	0	n/a	0	0	0	0

(1)	On March 5, 2013, David Choi resigned as our Secretary, Treasurer and a director.

Director Compensation.   The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Grant Draper	0	0	0	0	0	0	0

Anthony Ives	0	0	0	0	0	0	0

Brian Hepp	0	0	0	0	0	0	0

David Choi (1)	0	0	0	0	0	0	0

(1)	On March 5, 2013, David Choi resigned as our Secretary, Treasurer and a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 30, 2013, the number and percentage of outstanding shares of our common stock owned by: (a) each of our directors and executive officers; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (c) all current directors and executive officers, as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)
Common Stock	Grant Draper 625 Second Street, #280 San Francisco, CA 94107	3,000,000 Shares Chief Executive Officer, President and Director	4.24%
Common Stock	Anthony Ives 625 Second Street, #280 San Francisco, CA 94107	3,000,000 Shares Chief Financial Officer and Director	4.24%
Common Stock	Brian Hepp 625 Second Street, #280 San Francisco, CA 94107	0 Shares Chief Operating Officer and Director	0.00%
Common Stock	Christopher Radomski 3334 East Coast Highway, Suite 321 Corona Del Mar, CA 92625	6,547,705 Shares (2) Shareholder	9.26%
Common Stock	Jayson Woodbridge 2355 Pickett Road Calistoga, CA 94515	6,272,000 Shares (3) Shareholder	8.87%
Common Stock	Peter Geddes 15828 Ventura Boulevard, Suite 213 Encino, California 91436	4,365,971 Shares (4) Shareholder	6.17%
Common Stock	All Executive Officers and Directors as a group	6,403,458 Shares	9.05%

(1)	Based on 70,709,331 shares of the company’s common stock issued and outstanding as of April 30, 2013.
(2)
Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Christopher Radomski and the 32 for 1 forward stock split which occurred on October 17, 2011 and includes 83,333 shares of common stock and 20,833 shares of common stock issuable upon exercise of warrants issued to Christopher Radomski pursuant to a Subscription Agreement dated July 11, 2012.

(3)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Jayson Woodbridge and the 32 for 1 forward stock split which occurred on October 17, 2011.
(4)
Calculated using the Schedule 13D/A filed with the SEC on October 31, 2012 by Peter Geddes and the 32 for 1 forward stock split which occurred on October 17, 2011 and includes 166,666 shares of common stock and 41,667 shares of common stock issuable upon exercise of warrants issued to Peter Geddes pursuant to a Subscription Agreement dated July 10, 2012.

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

Changes in Control.   Our management is not aware of any arrangements which may result in a change in control.

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

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Related Party Transactions.  Since the beginning of our last fiscal year, there have been no related party transactions, except for the following:

Grant Draper, our officer and director, and Anthony Ives, our officer and director, are also officer and directors of Deep Core. The former sole shareholder of Deep Core is also a minority shareholder of the Registrant. Therefore, the transactions consummated in the Share Exchange are related party transactions.  As of December 31, 2012, Deep Core received advances from its stockholder for working capital purposes.  These advances were non-interest bearing, due on demand and are to be repaid as cash becomes available.   Pursuant to the Share Exchange, those advances were converted in the shares of common stock of Heavy Earth.

Prior to the closing of the Share Exchange in March and April 2012, we were advanced a total of $80,000 from Deep Core. The advances are non-interest bearing and are due on demand. The funds used by us for working capital purposes.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K

Director Independence. None of our directors are deemed independent using the definition of independence under the rules of the SEC.

Item 14. Principal Accounting Fees and Services.

Audit Fees.   The aggregate fees billed in each of the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $72,250 and $16,000, respectively.

Audit-Related Fees.   There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for the fiscal years ended December 31, 2012 and 2011.

Tax Fees.   For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.   None.

Pre-Approval Policies and Procedures.   Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8.

(b)	Exhibits required by Item 601.

Exhibit	Description
2.1	Share Exchange Agreement by and among the Registrant and Deep Core Inc. dated May 3, 2012., incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 4, 2012.
3.1	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 10-SB filed on December 13, 2007.
3.1.2	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1.2 of our Form 10-SB filed on December 13, 2007.
3.1.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 18, 2011.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to our Form 10-SB filed on December 13, 2007.
4.1	Form of Registration Rights Agreement by and among Deep Core Inc. and the Holders., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 4, 2012.
4.2	Form of Registration Rights Agreement by and among Deep Core Inc. and the non-U.S. investor., incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on May 4, 2012.
4.3	Form of Registration Rights Agreement, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 18, 2012.
4.4	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 4, 2012.
4.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 12, 2012.
4.6	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 15, 2013.
10.1	Debt Cancellation Agreement, dated May 12, 2011, incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed on May 18, 2011.
10.2	Form of Convertible Promissory Note by and among Deep Core Inc. and the Holders., incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 4, 2012.
10.3	Form of Subscription Agreement by and among the Registrant and the non-U.S. investor, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 4, 2012.
10.4	Stock Cancellation Agreement by and among the Registrant and David Choi dated May 3, 2012, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 4, 2012.
10.5
Share Purchase Agreement by and among Petro Vista Energy Corp., Petro Vista Energy Holdings (Barbados) Corp. and Deep Core Inc. dated May 4, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on May 11, 2012.

10.6
Withdraw and Transfer Agreement by and among SK Innovation Co. Ltd., Petroamerica International Corp. and DCX S.A.S. dated May 15, 2012. incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2012.

10.7	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2012.
10.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 18, 2012.
10.9	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 4, 2012.
10.10	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 4, 2012.
10.11	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 4, 2012.
10.12	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on September 4, 2012.
10.13	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 12, 2012.
10.14	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 12, 2012.
10.15	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 12, 2012.
10.16	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on December 12, 2012.
10.17	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 15, 2013.
10.18	Form of 15% Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 15, 2013.
10.19	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 15, 2013.
10.20	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 15, 2013.
17.1	Resignation of Julie Mirman as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 31, 2010.
17.2	Resignation of Michael Davis as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on December 8, 2011.
17.3	Resignation of Anthony Ives as Chief Operating Officer, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on October 24, 2012.
21	List of Subsidiaries
23.1	Consent of Petrotech Engineering Ltd.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Evaluation of the Interests of DCX S.A.S. in the Morichito Block in the Eastern Llanos Basin, Colombia
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavy Earth Resources, Inc. a Florida corporation

May 22, 2013	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

May 22, 2013	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Grant Draper	May 22, 2013
Grant Draper
Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

By:	/s/ Anthony Ives	May 22, 2013
Anthony Ives
Its:	Secretary, Treasurer, Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

By:	/s/ Brian Hepp	May 22, 2013
Brian Hepp
Its:	Chief Operating Officer and a Director