Form 10-Q
period 2013-03-31
Heavy Earth Resources, Inc.
filed 2013-06-19
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March, 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2013, there were 70,709,331 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,291	$178,136
Restricted cash	441,871	542,234
Short term investments	99,607	103,211
Other receivables	822,232	873,965
Inventory	45,420	45,420
Total current assets	1,410,421	1,742,966

Oil and gas properties (full cost method)
Evaluated	11,172,823	11,024,000
Property, plant and equipment
Well machinery and equipment	234,453	234,453
Furniture, fixtures and other	61,396	61,396
Less: accumulated depletion, depreciation and amortization	(27,727)	(27,078)
Net oil and gas properties, plant and equipment	11,440,945	11,292,771

Total assets	$12,851,366	$13,035,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,469,508	$6,456,722
Related party payables	66,130	59,470
Total current liabilities	6,535,638	6,516,192

Convertible notes payable	1,500,000	1,500,000

Stockholders’ Equity:
Common stock, $0.001 par value 3,000,000 shares authorized, 70,709,331 and 70,509,331 shares issued and outstanding, respectively	70,709	70,509
Additional paid in capital	21,641,821	21,540,021
Deficit accumulated during exploration stage	(15,448,183)	(14,894,348)
Accumulated other comprehensive loss	(1,448,619)	(1,696,637)
Total stockholders’ equity	4,815,728	5,019,545

Total liabilities and stockholders’ equity	$12,851,366	$13,035,737

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Oil and gas revenues	$-	$-

Operating costs and expenses:
Exploration and lease operating costs	30,017	16,057
Depreciation and amortization	649	1,667
General and administrative	247,361	72,617
Legal and professional	241,640	2,537

Total operating costs and expenses	519,667	92,878

Loss from operations	(519,667)	(92,878)

Other income (expense):
Interest expense	(34,168)	-

Total other income (expense)	(553,835)	(92,878)

Net loss before income taxes	(553,835)	(92,878)

Provision for income taxes	-	-

Net loss	$(553,835)	$(92,878)

Loss per share – basic	$(0.01)	$(0.00)

Weighted average of shares outstanding	70,624,886	69,376,000

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(553,835)	$(92,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	649	1,667
Common stock issued for services	102,000	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	100,363	-
(Increase) decrease in other receivables	51,733	-
(Increase) decrease in inventory	-	-
Increase (decrease) in accounts payable and accrued liabilities	12,786	50,393
Increase (decrease) in related party payables	6,660	40,500

Net cash used in operating activities	(279,644)	(318)

Cash flows from investing activities:
(Increase) decrease in short term investments	3,604	-
Cost of oil and gas properties, plant & equipment	(148,823)	-

Net cash used in investing activities	(145,219)	-

Cash flows from financing activities:	-	-

Net cash provided by financing activities	-	-

Foreign currency exchange	248,018	14,304

Net increase (decrease) in cash	(176,845)	13,986

Cash and cash equivalents, beginning of period	178,136	6,608

Cash and cash equivalents, end of period	$1,291	$20,594

Supplemental Cash Flow Information
Cash paid for:
Interest	$34,168	$-
Income taxes	$-	$-
Non-cash transactions:
Common stock for services	$102,000	$-

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

Deep Core was incorporated in the Cayman Islands on March 29, 2012.  On January 31, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Colombia Corp. (a Barbados corporation) (PVE Colombia), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (PVE) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS) (DCX) for $1,750,000, the assumption of certain other liabilities and other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Functional Currency

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2012 and 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. We made certain reclassifications to prior-period amounts to conform to the current presentation.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at March 31, 2013 and 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the three months ended March 31, 2013 and 2012, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  At March 31, 2013, the Company’s accumulated other comprehensive loss attributable to the foreign currency translation was approximately $1,448,619.  For the three months ended March 31, 2013, the Company’s comprehensive loss was $305,817.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of ($15,448,183) through March 31, 2013 and has a working capital deficiency of ($5,125,217) at March 31, 2013. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities to monetize economically recoverable oil and gas reserves and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing exploration activities so that profitable operations can be attained.

Management is currently devoting substantially all of its efforts to exploit its existing oil and gas properties and recover as much of the resources available.  The Company also continues to search for additional productive properties and look for other partners to assist them in exploration.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

3.   CONCENTRATION OF CREDIT RISK

The Company collects its receivables on its working interests in oil and gas properties from the other participating interests to cover their portion of the exploration and development costs.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the participant’s financial condition whenever necessary.  At March 31, 2013 and 2012, the Company had four (4) customers that accounted for 100% of its outstanding other receivables.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the periods ended March 31, 2013 and 2012.

4.   RESTRICTED CASH

Cash and claims to cash that are restricted as to withdrawal or use are segregated and shown separately on the Company’s balance sheets.  Restricted cash represents amounts held on account with a fiduciary to guarantee payment to one (1) of the Company’s main suppliers for exploration and development activities.  At March 31, 2013, the Company had $441,871 in restricted cash.

5.   SHORT TERM INVESTMENTS

Short term investments include amounts on deposit to be held in excess of the three (3) months that are used as stand-by letters of credit for the Colombian national hydrocarbon agency (Agencia Nacional de Hidrocarburos, or ANH) for future exploration and development costs.  At March 31, 2013, the Company had $99,607 in short term investments.

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

6.   OIL AND GAS PROPERTIES (Continued)

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

The following table presents information regarding the Company’s net costs incurred for evaluated properties and in exploration and development activities for the three months ended March 31:

Property acquisition costs:
Evaluated	$6,931,150
Exploration costs	1,179,288
Development costs	3,062,385

Total	$11,172,823

For the three months ended March 31, 2013, the Company has capitalized $148,823, in acquisition, development and exploration costs.

As of March 31, 2013, the Company’s evaluated properties consist of acquisition and exploration and development in costs in one (1) geographical area:  Colombia.

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

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

7.   COMMITMENTS AND CONTINGENCIES

The Company had a non-cancelable operating lease for the rental of the Company’s office space in Bogota, Colombia.  Pursuant to the lease agreement, the Company’s monthly rent was approximately $7,250.  The lease expired February 2013 and the Company is now renting on a month-to-month basis.  Rent expense for the three months ended March 31, 2013 was $21,750.

During the prior year, the Company was imposed a fine by the Colombian Ministry of Environment, Housing and Territorial Development for failure to withhold at the source.  The Company is appealing the fine.  The estimated amount of this contingency, including related penalties and interest is approximately $535,000 and has been included in the Company’s accrued liabilities as of March 31, 2013 and 2012.

The Company has received various demands for payment on amounts owed to certain vendors included in the Company’s accounts payable as of March 31, 2013.   The Company believes that formal litigation may occur if it cannot negotiate or settle the claims in the near future.

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

The convertible notes will become due and payable three years from August 29, 2012, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum increasing to 12% per annum on March 31, 2013 in the event that the Company has not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before March 31, 2013 the interest rate further increasing to 15% per annum on January 15, 2013 in the event the Company’s common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The convertible notes also provide the Company with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The notes are secured by the Company’s oil and gas properties.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

8.           CONVERTIBLE NOTES (Continued)

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

Since the combined value of the warrants ($443,291) plus the intrinsic value of the convertible notes ($909,958) exceeds the fair value of the proceeds received from the issuance of the debt ($1,000,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $443,291 and the remainder to the beneficial conversion feature in the amount of $556,709. The Company immediately amortized the debt discount of $1,000,000 during the prior year since the debt was convertible upon issuance.

Credit Facility – December 6, 2012 Convertible Note

On December 6, 2012, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $500,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 833,333 shares of common stock in exchange for the aggregate for $500,000.

The convertible notes will become due and payable three years from December 6, 2012, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The convertible note bears interest at the rate of 6% per annum increasing to 12% per annum on March 31, 2013 in the event that the Company has not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before March 31, 2013 the interest rate further increasing to 15% per annum on January 15, 2013 in the event the Company’s common stock is not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013, and finally increasing to 18% in an event of default.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The convertible notes also provide the Company with the option to redeem the convertible notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The notes are secured by the Company’s oil and gas properties.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

8.           CONVERTIBLE NOTES (Continued)

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from December 6, 2012, the date of issuance.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the prior year using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $909,958 based on the fair market value of common stock on the respective dates of issuance.

Since the combined value of the warrants ($236,446) plus the intrinsic value of the convertible notes ($319,779) exceeds the fair value of the proceeds received from the issuance of the debt ($500,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $236,446 and the remainder to the beneficial conversion feature in the amount of $263,554. The Company immediately amortized the debt discount of $500,000 during the prior year since the debt was convertible upon issuance.

On February 8, 2013, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $1,000,000 of a 15% senior convertible note and common stock purchase warrants to purchase an aggregate of 2,000,000 shares of common stock in exchange for the aggregate for $1,000,000.  The convertible notes will become due and payable three (3) years from February 8, 2013, the date of issuance, or February 8, 2016.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.50 per share.  The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.60 per share, are exercisable immediately upon issuance and have a term of exercise of five (5) years from February 8, 2013, the date of issuance.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	.74%
Expected volatility of common stock	103%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

9.    COMMON STOCK

On February 7, 2013, the Company issued 200,000 shares of its common stock to two (2) consultants for services at $0.51/share, or $102,000.

10.    RELATED PARTY PAYABLES

During the period ended March 31, 2013, the Company received advances from officers and the predecessor, PVE, for operating costs and expenses.  These advances are non-interest bearing and are repaid as cash becomes available.

11.    SUBSEQUENT EVENTS

On April 1, 2013, the Company’s board of directors approved the issuance of 178,922 of the Company’s restricted common stock as payment of interest on its outstanding convertibles notes.

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

Critical Accounting Policy and Estimates.    Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the period ended March, 31, 2013.

Basis of Presentation and Functional Currency

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at March 31, 2013 and December 31, 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the three months ended March 31, 2013 and December 31, 2012, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

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

Prior to the acquisition by the Company and on January 31, 2012, Deep Core closed a Share Purchase Agreement (the “Petropuli SPA”) with Petro Vista Energy Colombia (Barbados) Corp., a Barbados corporation, (“PV Colombia”), a wholly-owned subsidiary of Petro Vista Energy Corp., a British Columbia, Canada corporation (“PVE”) to purchase 99.68% of issued and outstanding common stock of PV Colombia’s subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”) for $1,750,000, the assumption of current and contingent liabilities and certain other terms and conditions.  Through its Exploration and Production (“E&P”) Contract with the Colombian National Hydrocarbons Agency (“ANH”), DCX is a Colombian E&P operator and owns a 50% participating oil and gas interest in the Morichito Block consisting of 57,252 gross acres at the time of the arrangement,  located in East Plains, Llanos Basin, Colombia.  DCX was incorporated in Colombia on May 4, 1999.

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

On May 15, 2012, DCX entered into and closed a Withdraw and Transfer Agreement (the “Withdraw Agreement”) by and among SK Innovation Co. Ltd. (“SK”) and Petroamerica International Corp. (“PIC”) and DCX pursuant to which DCX agreed to voluntarily withdraw from the following: (i) the Exploration and Production of Hydrocarbons Contract for the Sinu San Jacinto North Block SSJN-5 originally granted to SK and DCX on December 5, 2008 (the “SSJN-5 E&P Contract”) by the Colombian ANH, (ii) the Temporary Union Agreement dated December 10, 2008 between SK and DCX for the formation of a temporary union between SK and DCX (the “Temporary Union Agreement”), and (iii) the joint operating agreement between SK and DCX setting forth the rights and obligations of each party pursuant to the SSJN-5 E&P Contract (the “Joint Operating Agreement”)  in exchange for SK’s and PIC’s assumption of all claims, liabilities and obligations of DCX arising from or pursuant to the SSJN-5 E&P Contract, Temporary Union Agreement  and the Joint Operating Agreement.  The Subsidiary, for a period of six months following the closing of the Withdraw Agreement, indemnified SK of any claims from past obligations arising from any agreements between PIC and DCX, the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement and indemnified both SK and PIC of any claims from past obligations arising from any agreements with third parties related to the SSJN-5 E&P Contract, the Temporary Union Agreement, or the Joint Operating Agreement. The Withdraw Agreement also provides for the assignment of DCX’s 25% participating interest in the SSJN-5 E&P Contract to PIC and SK, subject to the approval of the ANH. The Withdraw Agreement will automatically terminate if the SSJN-5 E&P Contract or the Joint Operating Agreement is terminated prior to ANH approval.  The agreement has officially expired.

The Share Exchange between Heavy Earth and Deep Core was deemed to be a reverse acquisition. The transaction between Deep Core and DCX was also deemed to be a reverse acquisition, where Deep Core (the legal acquirer) is deemed to be the accounting acquiree and DCX (the legal acquire) is considered the accounting acquirer.  The assets and liabilities were transferred at their historical cost with our capital structure. We are deemed a continuation of the business of Deep Core and its subsidiary, DCX, and the historical financial statements of DCX have become our historical financial statements.

With the acquisition of DCX by Deep Core and the subsequent Share Exchange with Heavy Earth in May 2012, our focus has been on the pre-development and exploitation stage of the E&P Contract in the Morichito Block and our balance sheet and statement of operations have undergone significant changes.

First Quarter Highlights.

Morichito Block. We have completed an advanced 94 square kilometers 3D seismic survey over the northern portion of the Morichito Block, located within producing trends of the prolific Llanos Basin, to define and identify high-impact exploration drilling targets. The 3D seismic survey was completed ahead of schedule and on budget and preliminary analysis has indicated the quality of the data is better than expected. We have also completed the merging of our new 3D seismic surveys with previous 3D seismic surveys and satisfied the final stage of the six phases of the E&P Contract with the delivery of the new seismic to the ANH. In addition, DCX completed the purchase of key production equipment and facilities required to produce the M-5 discovery well and treat the oil onsite for full time production to commence on completion of the all weather access road.

The focus for our work plan for the Morichito Block is to commence production from the Morichito-5 (M-5) discovery well and engage in negotiations to consummate a possible farm-out agreement to support the long-term development of the Morichito block.

Morichito-5 commerciality. In March 2012, DCX submitted to the ANH the request for commerciality for part of the Morichito Block. We have completed an exploration and production work plan aimed at extracting the maximum value from the discovery well (Morichito-5) and underlying targets with a program to realize near-term operating cash flow from production prior to year end  2013.

La Maye Block. The Operator of the La Maye block has been preparing for the testing of the Noelia well. Testing of the well is expected to commence in the third quarter 2013 subject to weather.

Accounts Payable. Upon closing of the Petropuli SPA, certain liabilities and contingent liabilities totaling approximately US$2.2 million were assumed by DCX. There are past vendor obligations included in accounts payable on the consolidated balance sheet in addition to an environmental fine to be levied by the environmental ministry of Colombia related to various activities performed by Petropuli prior to the acquisition by Deep Core. We are investigating these past obligations and the issues associated with the environmental agency, and we are continuing negotiations for  the resolution of those obligations. In addition, there is a pending receivable for seismic cost from a partner that holds a 35% interest in the block.

Additional information related to the Company and its subsidiaries’ operations is available on our website at www.heavyearthresources.com.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31 2013, together with notes thereto, which reflect the operations of our subsidiaries Deep Core and DCX.

Results of Operations.

For the three months ended March, 31, 2013, as compared to the three months ended March 31, 2012.

Revenues.   We had no revenues for the three months ended March, 31, 2013 and 2012.

Operating Expenses.  For the three months ended March, 31, 2013, our total operating expenses were $519,667 which consisted of exploration and lease operating costs of $30,017, depreciation and amortization expense of $649, general and administrative expenses of $247,361, legal and professional fees of $241,640. By comparison, for the three months ended March 31, 2012, our total operating expenses were $92,878 which consisted of exploration and lease operating costs of $16,057, depreciation and amortization expense of $1,667, general and administrative expenses of $72,617, and legal and professional fees of $2,537.

Net Loss.   For the quarter ending March, 31, 2013, we had a net loss of $553,835. By comparison, for the three months ended March 31, 2012, we had a net loss of $92,878. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

As of March, 31, 2013, our total assets were $12,851,366. Our total current assets consist of cash and cash equivalents of $1,291, restricted cash of $441,871, short-term investments of $99,607, inventory of $45,420, other receivables of $822,232 . Restricted cash of $441,871 represents amounts held on account with a fiduciary to guarantee payment to one of DCX’s main suppliers for exploration and development activities.  Short-term investments of 99,607 include amounts on deposit to be held in excess of the three months that are used as stand-by letters of credit for the Colombian ANH for future exploration and development costs.  Inventory of $45,420 consists of barrels of oil extracted during our exploratory testing on the Morichito Block and are stated at the lower of cost or market.  Our other receivable of $822,232 consists of amounts due from working interest partners in the Morichito Block for the seismic exploration costs..

As of March, 31, 2013, our oil and gas properties of $11,172,823 and property, plant and equipment of $295,849  less accumulated depreciation and amortization of $27,727. Our oil and gas properties of $11,172,823 consist of the net costs incurred for evaluated properties and in exploration and development activities as of March, 31, 2013 for our interest in the Morichito Block which includes approximately 57,252 gross acres and our interest in the La Maye Block which includes approximately 68,252 gross acres.

Our total current liabilities of $6,535,368 consists of accounts payable and accrued expenses of $6,469,508, and related party advances payable of $66,130, as of March, 31, 2013. A significant portion of the accounts payable on our consolidated balance sheet as of March, 31, 2013, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core plus seismic costs incurred and not yet paid by a specific partner.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.
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

On February 7, 2013, we issued 200,000 shares of our common stock to two consultants for services at $0.51/share, or $102,000.

On February 8, 2013, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $1,000,000 of 15% convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.60 per share in exchange for $1,000,000 in proceeds.  The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC.

As of March, 31, 2013, we have cash and cash equivalents of $1,291. We will need additional funds to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March, 31, 2013, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to various legal proceedings. A significant portion of the accounts payable on our consolidated balance sheet includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core. DCX has received demands for payment on each of the following payables and we expect that formal litigation may result if we cannot negotiate or settle the claims in the near future:

•	Claim by Marino Sanchez Rolfer for payment of road maintenance and moving of equipment in the amount of US$300,000;
•	Claim by PC World Oil Company for payment of drilling services in the amount of US $300,000;
•	Claim by Direccion de Impuestos y Aduanas Nacionales (Colombia National Directorate of Taxes and Customs) for payment of outstanding tax liabilities of $237,986;
•	Claim by Falck Services Ltda. for payment of food services in the amount of US$106,000; Erazo Valencia S.A for payment of storage tanks in the amount of US$68,253
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document*
101.def	XBRL Taxonomy Definition Linkbase Document*
101.sch	XBRL Taxonomy Schema Document*
101.cal	XBRL Taxonomy Calculation Linkbase Document*
101.lab	XBRL Taxonomy Label Linkbase Document*
101.pre	XBRL Taxonomy Presentation Linkbase Document*
*   Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heavy Earth Resources, Inc., a Florida corporation
June 19, 2013	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director
(Principal Executive Officer)

June 19, 2013	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)