Form 10-Q
period 2013-06-30
Heavy Earth Resources, Inc.
filed 2013-09-12
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 9, 2013, there were 71,263,253 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	19
Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2013	2012
Current Assets	(Unaudited)
Cash and cash equivalents	$1,434	$178,136
Restricted cash	444,316	542,234
Short term investments	99,793	103,211
Other receivables	900,863	873,965
Inventory	45,420	45,420
Total current assets	1,491,826	1,742,966

Oil and gas properties (full cost method)
Evaluated	11,197,464	11,024,000
Property, plant and equipment
Well machinery and equipment	234,453	234,453
Furniture, fixtures and other	61,396	61,396
Less: accumulated depletion, depreciation and amortization	(29,330)	(27,078)
Net oil and gas properties, plant and equipment	11,463,983	11,292,771

Total assets	$12,955,809	$13,035,737

Liabilities and Stockholders’ Equity
Current Liabilities
Cash Overdraft	$2,730	$-
Accounts payable and accrued liabilities	6,623,537	6,456,722
Related party payables	128,041	59,470
Total current liabilities	6,754,308	6,516,192

Convertible notes payable	1,500,000	1,500,000
Total liabilities	8,254,308	8,016,192
Stockholders’ Equity
Common stock, $0.001 par value 3,000,000 shares authorized, 71,038,253 and 70,509,331 shares issued and outstanding, respectively	71,038	70,509
Additional paid in capital	21,771,416	21,540,021
Deficit accumulated during exploration stage	(15,677,548)	(14,894,348)
Accumulated other comprehensive loss	(1,463,405)	(1,696,637)
Total stockholders’ equity	4,701,501	5,019,545

Total Liabilities and Stockholders’ Equity	$12,955,809	$13,035,737

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Oil and Gas Revenues	$-	$-	$-	$-

Operating costs and expenses
Exploration and lease operating costs	29,442	40,178	59,459	56,235
Depreciation and amortization	2,603	1,658	3,252	3,325
General and administrative	48,728	176,691	296,089	249,308
Legal and professional	47,012	304,957	288,652	307,494
Impairment of oil and gas properties	19,580	-	19,580	-

Total operating expenses	147,365	523,484	667,032	616,362

Loss from Operations	(147,365)	(523,484)	(667,032)	(616,362)

Other Income (Expense)
Late fees	(59,250)	-	(59,250)	-
Interest expense	(22,750)	-	(56,918)	(64,617)
Total other income (expense)	(82,000)	-	(116,168)	(64,617)

Net Loss Before Income Taxes	(229,365)	(523,484)	(783,200)	(680,979)

Provision For Income Taxes	-	-	-	-

Net Loss	$(229,365)	$(523,484)	$(783,200)	$(680,979)

Loss per share – basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average of shares outstanding	71,038,253	69,555,487	71,038,253	69,465,744

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(783,200)	$(680,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,252	3,325
Common stock issued for services	102,000	-
Common stock issued for late fees	59,250	-
Impairment of oil and gas properties	19,580	-
Changes in operating assets and liabilities:
Decrease in restricted cash	97,918	584,288
Increase in other receivables	(26,898)	(678,083)
Increase in prepaids	-	(2,997)
Increase in inventory	-	(3,448)
Increase in cash overdraft	2,730	-
Decrease in accounts payable and accrued liabilities	236,489	2,553,496
Decrease in related party payables	68,571	-
Net cash provided by (used in) operating activities	(220,308)	1,775,602

Cash Flows from Investing Activities
(Increase) decrease in short term investments	3,418	(241,764)
Cost of oil and gas properties, plant & equipment	(193,044)	(7,365,808)
Net cash provided by investing activities	(189,626)	(7,607,572)

Cash Flows from Financing Activities
Cash assumed in reverse merger	-	20,594
Proceeds from the issuance of common stock	-	650,000
Proceeds from convertible notes	-	3,365,000
Net cash provided by financing activities	-	4,035,594

Foreign currency exchange	233,232	1,970,364

Net increase (decrease) in cash	(176,702)	173,988
Cash, beginning of period	178,136	6,608
Cash and cash equivalents, end of period	$1,434	$180,596

Supplemental Cash Flow Information
Cash Paid For:
Interest	$34,168	$-
Non-cash transactions:
Acquisition of oil and gas properties	$-	$463,010
Conversion of notes payable	$-	$3,429,617
Recapitalization	$-	$2,997,117
Common stock for expenses	$161,250	$-

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

On May 3, 2012, Heavy Earth Resources, Inc. (the “Company”) completed a share exchange agreement with Deep Core, Inc., a Cayman Islands exempt company (“Deep Core”) (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, the Company issued 250,000 shares of its $0.001 par value common stock (the “Common Stock”) in exchange for all outstanding shares of company stock of Deep Core from the Deep Core Holder and 8,574,042 shares of its Common Stock to the holders of outstanding convertible promissory notes of Deep Core in exchange for the conversion of the outstanding principal and accrued interest due on all of the convertible promissory notes.  As a result of the share exchange and the other transactions completed, Deep Core became a wholly owned subsidiary of the Company (the “Merger”).

Deep Core was incorporated in the Cayman Islands on March 29, 2012.  On January 31, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Colombia Corp. (a Barbados corporation) (“PVE Colombia”), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (“PVE”) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX SAS (formerly, Petropuli SAS/Petropuli Ltda) (“DCX”) for $1,750,000, the assumption of certain other liabilities and other terms and conditions.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

DCX is an oil and gas company focused on exploration and production of oil and natural gas in Central and South America, primarily in the country of Colombia.  DCX owns a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.  DCX was established on May 4, 1999 in Bogotá D.C., Colombia where it maintains its current headquarters.  The term of duration of DCX as a Colombian company expires May 4, 2049 according to Colombian law.

For accounting purposes, the Merger was treated as a reverse acquisition and a recapitalization of the Company and Deep Core.  The assets and liabilities of DCX are recorded at their historical cost with the capital structure of the Company.   The Company is deemed a continuation of the business of DCX and the historical financial statements of DCX have become the historical financial statements of the Company.

On May 15, 2012, Deep Core completed the Share Purchase Agreement by and among PVE and PVE Colombia pursuant to which the Deep Core acquired all of the outstanding shares of capital of PVE Colombia, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Share Purchase Agreement closed on January 31, 2012, (iii) Deep Core’s release and payment to PVE of $75,000 and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Contract.  PVE Colombia owns a 25% participating interest in the La Maye Block, consisting of approximately 68,302 gross acres located in Colombia’s Lower Magdalena Basin.  PVE Colombia was incorporated in Barbados on February 26, 2008 and changed its name to Deep Core (Barbados) Inc. (“Deep Core Barbados”) on July 20, 2012.

Basis of Presentation and Functional Currency

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2012 and 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The Company made certain reclassifications to prior-period amounts to conform to the current presentation.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at June 30, 2013 and 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the six months ended June 30, 2013 and 2012, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.  The Company is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of June 30, 2013, the Company owned a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

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

For each cost center, capitalized costs are subject to an annual ceiling test, in which the costs shall not exceed the cost center ceiling. The cost center ceiling is equal to: (i) the present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (ii) the cost of properties not being amortized; plus (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and less (iv) income tax effects related to differences between the book and tax basis of the properties.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company reports and displays its components of comprehensive income or loss in its financial statements with the same prominence as other financial statement amounts.  At June 30, 2013, the Company’s accumulated other comprehensive loss attributable to the foreign currency translation was $1,463,405.  For the six months ended June 30, 2013, the Company’s comprehensive loss was $490,718.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,677,548 through June 30, 2013 and has a working capital deficiency of $5,262,482 at June 30, 2013.  The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities to monetize economically recoverable oil and gas reserves and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing exploration activities so that profitable operations can be attained.

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

3.   CONCENTRATION OF CREDIT RISK

The Company collects its receivables on its working interests in oil and gas properties from the other participating interests to cover their portion of the exploration and development costs.  As such, the Company generally has relatively few customers.  These receivables are unsecured and the Company performs ongoing credit evaluations of the participant’s financial condition whenever necessary.  At June 30, 2013 and 2012, the Company had four (4) customers that accounted for 100% of its outstanding other receivables.  Bad debt expense is recognized on an account-by-account review after all means of collection have been exhausted and recovery is not probable.  There has been no bad debt expense for the periods ended June 30, 2013 and 2012.

4.   RESTRICTED CASH

Cash and claims to cash that are restricted as to withdrawal or use are segregated and shown separately on the Company’s balance sheets.  Restricted cash represents amounts held on account with a fiduciary to guarantee payment to one (1) of the Company’s main suppliers for exploration and development activities.  At June 30, 2013, the Company had $444,316 in restricted cash.

5.   SHORT TERM INVESTMENTS

Short term investments include amounts on deposit to be held in excess of the three (3) months that are used as stand-by letters of credit for the Colombian National Hydrocarbon Agency (Agencia Nacional de Hidrocarburos, or ANH) for future exploration and development costs.  At June 30, 2013, the Company had $99,793 in short term investments.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

6.   OIL AND GAS PROPERTIES

On May 31, 2005, DCX SAS (formerly, Petropuli SAS/Petropuli Ltda) (“DCX”) entered into an Exploration and Production Contract with the ANH for exploration and development of the Morichito Block in the Eastern Llanos Basin, Colombia (the E+P Contract).  Pursuant to the E+P Contract, DCX maintains an approximately 50% working interest in the Morichito Block in exchange for a 4% net production royalty and a 1% overriding total production royalty plus other terms and conditions.  DCX’s Morichito Block is comprised of approximately 23,000 hectares, or 57,000 gross acres.  The exploration period is divided into six (6) exploration phases of which five (5) have been completed.

On January 31, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Colombia Corp. (a Barbados corporation) (“PVE Colombia”), a wholly-owned subsidiary of Petro Vista Energy Corp. (a British Columbia, Canada corporation) (“PVE”) to purchase 99.68% of issued and outstanding common stock of PVE Colombia’s subsidiary, DCX for $1,750,000, the assumption of certain liabilities, and other terms and conditions.  As of June 30, 2013, DCX owned a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia.

On May 15, 2012, Deep Core closed a Share Purchase Agreement by and among PVE and PVE Colombia pursuant to which the Deep Core acquired all of the outstanding shares of capital of PVE Colombia, in exchange for: (i) a nominal cash payment of $1.00, (ii) Deep Core’s release of PVE from all its ongoing obligations pursuant to the Share Purchase Agreement closed on January 31, 2012, (iii) Deep Core’s release and payment to PVE of $75,000 and (iv) the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Contract.  PVE Colombia was incorporated in Barbados on February 26, 2008 and changed its name to Deep Core (Barbados) Inc. (“Deep Core Barbados”) on July 20, 2012.  As of June 30, 2013, Deep Core Barbados owned a 25% participating interest in the La Maye Block, consisting of 68,302 gross acres located in Colombia’s Lower Magdalena Basin.

The acquisition was accounted for as a purchase, with the assets acquired and liabilities assumed recorded at fair value, and the results of the PVE Columbia included in our financial statements from the date of acquisition.

The following table presents information regarding the Company’s net costs incurred for evaluated properties and in exploration and development activities for the six months ended June 30, 2013:

Property acquisition costs:
Evaluated	$6,931,150
Exploration costs	1,179,288
Development costs	3,087,026

Total	$11,197,464

For the six months ended June 30, 2013, the Company has capitalized $193,044, in acquisition, development and exploration costs.

As of June 30, 2013, the Company’s evaluated properties consist of acquisition and exploration and development in costs in one (1) geographical area: Colombia.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

7.	COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for the rental of office space in Bogota, Colombia.  Pursuant to the lease agreement, the Company’s monthly rent is approximately $7,250.  The lease expired February 2013, and the Company is now renting on a month-to-month basis.  Rent expense for the six months ended June 30, 2013 was $59,460.

During the prior year, the Company was imposed a fine by the Colombian Ministry of Environment, Housing and Territorial Development for failure to withhold at the source.  The Company is appealing the fine.  The estimated amount of this contingency, including related penalties and interest is approximately $535,000 and has been included in the Company’s accrued liabilities as of June 30, 2013 and 2012.

8.   CONVERTIBLE NOTES

Prior to the closing of the Share Exchange Agreement, Deep Core issued the convertible notes in exchange for an aggregate of $3,365,000 in proceeds.  Pursuant to the agreement, Deep Core was obligated to repay the outstanding principal balance and accrued interest of the convertible notes by June 23, 2012 at an interest rate of 10% per annum, provided, however, that, upon closing of the Share Exchange Agreement while the convertible notes principal balance and unpaid accrued interest of the would automatically convert into shares of our common stock at a conversion price of $0.40 per share.

Upon closing of the Share Exchange on May 3 2012, the outstanding principal balance and unpaid accrued interest of the convertible notes were all converted at a conversion price of $0.40 per share.

Credit Facility – August 29, 2012 Convertible Notes

On August 29, 2012, the Company entered into a securities purchase agreement with two investors providing for the issuance of an aggregate principal value of $1,000,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 1,666,667 shares of common stock in exchange for the aggregate for $1,000,000 (the “August 2012 Notes”).

The August 2012 Notes are due three years from August 29, 2012, the date of issuance.  The August 2012 Notes may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The August 2012 Notes bear interest at the rate of 6% per annum at inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date. Should the Company’s common stock is not be listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013 the interest rate would further increase to 15% per annum.  Last, in the event of default the rate will increase to 18%.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The Company has the option to redeem the August 2012 Notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.   DCX and the Company’s subsidiaries, Deep Core and Deep Core Barbados executed a Guarantee Agreement in favor of the investors, guaranteeing the Company’s prompt and complete payment and performance of all of the Company’s obligations under the August 2012 Notes.

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from August 29, 2012, the date of issuance.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

8.   CONVERTIBLE NOTES (Continued)

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

Since the combined value of the warrants ($443,291) plus the intrinsic value of the August 2012 Notes ($909,958) exceeds the fair value of the proceeds received from the issuance of the debt ($1,000,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount.  Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $443,291 and the remainder to the beneficial conversion feature in the amount of $556,709.  The Company immediately amortized the debt discount of $1,000,000 during the prior year since the debt was convertible upon issuance.

Credit Facility – December 6, 2012 Convertible Note

On December 6, 2012, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $500,000 of a 6% senior convertible note and common stock purchase warrants to purchase an aggregate of 833,333 shares of common stock in exchange for the aggregate for $500,000 (the “December 2012 Note”).

The December 2012 Note is due three years from December 6, 2012, the date of issuance.  The December 2012 Note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The December 2012 Note bears interest at the rate of 6% per annum inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date.  Should the Company’s common stock is not be listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2013 the interest rate would further increase to 15% per annum.  Last, in the event of default the rate will increase to 18%.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The Company has the option to redeem the December 2012 Note at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  DCX and the Company’s subsidiaries, Deep Core and Deep Core Barbados executed a Guarantee Agreement in favor of the investors, guaranteeing the Company’s prompt and complete payment and performance of all of the Company’s obligations under the December 2012 Note.

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from December 6, 2012, the date of issuance.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the prior year using the intrinsic value in the December 2012 Note adjusted for amounts allocated to the warrant valuation. The intrinsic value of the December 2012 Note amounted to $909,958 based on the fair market value of common stock on the respective dates of issuance.

Since the combined value of the warrants ($236,446) plus the intrinsic value of the December 2012 Note ($319,779) exceeded the fair value of the proceeds received from the issuance of the debt ($500,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of approximately $236,446 and the remainder to the beneficial conversion feature in the amount of $263,554. The Company immediately amortized the debt discount of $500,000 during the prior year since the debt was convertible upon issuance.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

8.   CONVERTIBLE NOTES (Continued)

On February 8, 2013, the Company entered into a securities purchase agreement with an investor providing for the issuance of an aggregate principal value of $1,000,000 of a 15% senior convertible note and common stock purchase warrants to purchase an aggregate of 2,000,000 shares of common stock in exchange for the aggregate for $1,000,000.  The convertible notes will become due and payable three years from February 8, 2013, the date of issuance.  The convertible note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.50 per share.  The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.60 per share, are exercisable immediately upon issuance and have a term of exercise of five years from February 8, 2013.

The assumptions used in the Black-Scholes option pricing model for the Warrants were as follows:

Risk-free interest rate	0.74%
Expected volatility of common stock	103%
Dividend yield	0.00%
Expected life of warrants and conversion feature	5 years

9.   COMMON STOCK

On February 7, 2013, the Company issued 200,000 shares of its common stock to two (2) consultants for services at $0.51/share, or $102,000.

On April 26, 2013, the Company’s board of directors approved: (a) the issuance of 178,922 registered shares of the Company’s common stock (“Interest Shares”) as payment of interest and late fees on its outstanding convertibles notes; and (b) 150,000 restricted shares of the Company’s common stock in exchange for the note holder’s agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such noteholders prior to issuing the Interest Shares.  The Company issued the Interest Shares and the Waiver Shares to the noteholders on May 1, 2013.

10.     RELATED PARTY PAYABLES

During the period ended June 30, 2013, the Company received advances from officers and shareholders, for operating costs and expenses.  These advances are non-interest bearing and are repaid as cash becomes available.

11.         SUBSEQUENT EVENTS

In July 2013, the Company’s board of directors approved the issuance of: (a) 281,900 shares of the Company’s registered common stock as payment of interest on its outstanding convertible notes; (b) 125,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares; and (c) 100,000 restricted shares of the Company’s common stock to its legal counsel in exchange for such legal counsel agreeing to defer payment for fees owed for legal services provided until the Company is able to close its next financing.

On August 28, 2013, the Company closed a transaction with Black Energy Oil & Gas Corp., a company based in Panama with principal operations in Colombia (“Black Energy”), for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for US$1,500,000 plus the assumption of liabilities of US$6,000,000.

As a part of the transaction, the Company will retain a 15% participation interest in the Morichito Block, including a 100% carry up to US$10 million for the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

To facilitate the transaction, the Company transferred its ownership of Deep Core Barbados, whose principal asset is a 25% participation in La Maye, located in the lower Magdalena Basin, Colombia, to Syncline Technologies, Inc. a Cayman Islands exempt company and wholly-owned subsidiary of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to a discussion of the financial condition and results of operations of Heavy Earth Resources, Inc., a Florida corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “Registrant,” “Heavy Earth,” “we,” “us” and similar terms and its wholly-owned subsidiaries Deep Core Inc., a Cayman Island exempt company (“Deep Core”), Deep Core’s majority-owned Colombian subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”), Deep Core’s wholly-owned Barbados subsidiary, Deep Core (Barbados) Inc., and Syncline Technologies, Inc. a Cayman Island exempt Company (“Syncline”).

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

Critical Accounting Policies and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Heavy Earth Resources, Inc. (the “Company”), a Florida corporation, is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of June 30, 2013, the Company, through its subsidiaries, owned a 50% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.  On August 28, 2013, the Company entered into the following agreements in connection with its subsidiary, Deep Core, Inc.:

•	Share Purchase Agreement dated as of the same date (the “Purchase Agreement”), by and between the Company and Black Energy Oil & Gas Corp., a Panamanian company (“Black Energy”); and
•
Letter agreement dated as of the same date (the “Letter Agreement”), by and between the Company and Deep Core (Barbados) Inc., a Barbados corporation wholly owned by the Company (“Deep Core Barbados”), on the one hand, and DCX SAS on the other hand.

Pursuant to the Purchase Agreement, the Company agreed to sell to Black Energy, and Black Energy agreed to purchase from the Company, the shares of Deep Core Inc., (“Deep Core”) held by the Company, representing all of the issued and outstanding share capital of Deep Core (the “Shares”).  Deep Core, a Cayman Islands company, owns 99.675% of the issued and outstanding share capital of DCX SAS, a Columbian company (“DCX”) that owns a 50% participating interest in the Morichito Block located in the Llanos Basin, Columbia.  In addition:

•	Total consideration for the Shares is $1.5 million in cash (the “Proceeds”) plus the assumption of $6 million of existing liabilities as well as all future liabilities of Deep Core.
•
The Company shall retain a 15% participation interest in the Morichito Block (the “Interest”), to be held by Deep Core Barbados, pursuant to an agreement to be entered into by and between DCX and Deep Core Barbados.

•
From and after the closing of the Agreement (the “Closing”), Black Energy (and DCX) shall hold the Interest in trust and for the benefit of Deep Core Barbados until such time that Columbia’s National Agency of Hydrocarbons can formally approve the transfer of the Interest to Deep Core Barbados.

•
From and after the Closing, Black Energy shall cause DCX to commence such exploratory activities at the Morichito Block as set forth in Schedule B of the Agreement, and to pay for all attendant expenses up to $10 million.  Expenses in excess thereof, as well as any other expenses, shall be borne by Black Energy and Deep Core Barbados pro rata to their respective participation interests.  If Black Energy fails to perform any of its obligations described herein, Black Energy agrees to transfer the Shares back to the registrant upon notice for no additional consideration.

•	The Company agrees to use the Proceeds to pay for such expenses relating to the Morichito Block that are attributable to the Interest.
•	At the Closing, Black Energy shall establish an escrow account and deposit 2.5 million Columbian pesos into such account for the payment of debts of DCX as set forth in Schedule A of the Agreement.
•
The Company has a right of first refusal with respect to any proposed transfer of the Shares, the shares of DCX held by Deep Core, or DCX’s participation interest in the Morichito Block.  Black Energy shall notify the registrant in writing at least 30 business days prior to the closing of any such transfer, and the registrant shall have 10 business days therefrom to exercise its refusal right.

Pursuant to the Letter Agreement, DCX acknowledges the Interest under the terms of the Purchase Agreement and the rights of the Company thereto.

Second Quarter Highlights

Morichito Block

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

The work plan’s focus is to commence production from the Morichito-5 (M-5) discovery well and engage in negotiations to consummate a possible farm-out agreement to support the long-term development of the Morichito block.  Specifically, the Company satisfied the final stage of the six phases of the E&P Contract with the delivery of the new seismic to the ANH.  In addition, DCX completed the purchase of key production equipment and facilities required to produce the M-5 discovery well and treat the oil onsite for full time production to commence on completion of the all weather access road.

Morichito-5 Commerciality

In March 2012, DCX submitted to the ANH the request for commerciality for part of the Morichito Block. We have completed an exploration and production work plan aimed at extracting the maximum value from the discovery well (Morichito-5) and underlying targets with a program to realize near-term operating cash flow from production prior to year end 2013.

La Maye Block

The Operator of the La Maye block has been preparing for the testing of the Noelia well. Testing of the well is expected to commence in the third quarter 2013 subject to weather. The Operator recently received approval from the ANH to suspend the contract until September 30, 2013, giving the Operator more time to complete the testing.

Accounts Payable

Upon closing of the Petropuli SPA, certain liabilities and contingent liabilities totaling approximately US$2.2 million were assumed by DCX. There are past vendor obligations included in accounts payable on the consolidated balance sheet in addition to an environmental fine to be levied by the environmental ministry of Colombia related to various activities performed by Petropuli prior to the acquisition by Deep Core. In addition, there is a pending receivable for seismic cost from a partner in the Morichito block that holds a 35% interest in the block.

Additional information related to the Company and its subsidiaries’ operations is available on our website at www.heavyearthresources.com.  However, the information on our website is not incorporated by reference in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013, together with notes thereto, which reflect the operations of our subsidiaries Deep Core and DCX.

Results of Operations

For the Three Months Ended June 30, 2013, as Compared to the Three Months ended June 30, 2012.

Revenues

We had no revenues for the three months ended June 30, 2013 and 2012.

Operating Expenses

For the three months ended June 30, 2013, our total operating expenses were $147,365 which consisted of exploration and lease operating costs of $29,442, depreciation and amortization expense of $2,603, general and administrative expenses of $48,728, legal and professional fees of $47,012. By comparison, for the three months ended June 30, 2012, our total operating expenses were $523,484 which consisted of exploration and lease operating costs of $40,178, depreciation and amortization expense of $1,658, general and administrative expenses of $176,691, and legal and professional fees of $304,957.

Net Loss

For the three months ended June 30, 2013, we had a net loss of $229,365. By comparison, for the three months ended June 30, 2012, we had a net loss of $523,484. We expect to incur net losses for the foreseeable future.

For the Six Months ended June 30, 2013, as Compared to the Six Months ended June 30, 2012.

Revenues

We had no revenues for the six months ended June 30, 2013 and 2012.

Operating Expenses

For the six months ended June 30, 2013, our total operating expenses were $667,032 which consisted of exploration and lease operating costs of $59,459, depreciation and amortization expense of $3,252, general and administrative expenses of $296,089, legal and professional fees of $288,652. By comparison, for the six months ended June 30, 2012, our total operating expenses were $616,362 which consisted of exploration and lease operating costs of $56,235, depreciation and amortization expense of $3,325, general and administrative expenses of $249,308, and legal and professional fees of $307,494.

Net Loss

For the six months ended June 30, 2013, we had a net loss of $783,200. By comparison, for the six months ended June 30, 2012, we had a net loss of $680,979. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

As of June 30, 2013, our total assets were $12,995,809. Our total current assets consist of cash and cash equivalents of $1,434, restricted cash of $444,316, short-term investments of $99,793, inventory of $45,420, and other receivables of $900,863. Restricted cash of $444,316 represents amounts held on account with a fiduciary to guarantee payment to one of DCX’s main suppliers for exploration and development activities.  Short-term investments of $99,793 include amounts on deposit to be held in excess of the six months that are used as stand-by letters of credit for the Colombian ANH for future exploration and development costs.  Inventory of $45,420 consists of barrels of oil extracted during our exploratory testing on the Morichito Block and are stated at the lower of cost or market.  Our other receivable of $900,863 consists of amounts due from working interest partners in the Morichito Block for the seismic exploration costs.

As of June 30, 2013, our oil and gas properties of $11,197,464 and property, plant and equipment of $295,849 less accumulated depreciation and amortization of $29,330. Our oil and gas properties of $11,217,043 consist of the net costs incurred for evaluated properties and in exploration and development activities as of June 30, 2013 for our interest in the Morichito Block which includes approximately 57,252 gross acres and our interest in the La Maye Block which includes approximately 68,252 gross acres.

Our total current liabilities of $6,754,308 consists of accounts payable and accrued expenses of $6,623,537, and related party advances payable of $128,041, as of June 30, 2013.  A significant portion of the accounts payable on our consolidated balance sheet as of June 30, 2013, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core plus seismic costs incurred and not yet paid by a specific partner.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.

Over the last six months, we have been financing our operations through the previous sale of our securities.  Prior to the closing of the Share Exchange, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds.  On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.

As of June 30, 2013, we had a cash overdraft of $1,434.  We will need additional funds to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

During 2013, we expect that our subsidiaries will continue to incur significant exploration and development costs as we exploit our interests in the Morichito Block and La Maye Block.  Our exploration and lease operating costs in the Morichito Block and La Maye Block will be significant and will continue to impact our liquidity.  We may also incur additional costs related to any potential acquisition of oil and gas properties or interests in Colombia and other areas of Central and South America.  We also expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses.  Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity.  Other than the exploration and development costs for the Morichito Block and the La Maye Block, any potential acquisitions costs and anticipated increases in legal and accounting costs and general and administrative expenses, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2013, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to various legal proceedings. A significant portion of the accounts payable on our consolidated balance sheet includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core.  DCX has received demands for payment on each of the following payables and we expect that formal litigation may result if we cannot negotiate or settle the claims in the near future:

•	Claim by SismoPetrol for seismic services in the amount of $804,968;
•	Claim by Marino Sanchez Rolfer for payment of road maintenance and moving of equipment in the amount of $300,000;
•	Claim by PC World Oil Company for payment of drilling services in the amount of $300,000;
•	Claim by Direccion de Impuestos y Aduanas Nacionales (Colombia National Directorate of Taxes and Customs) for payment of outstanding tax liabilities of $237,986;
•	Claim by Aceites Manuelita for services relating to petroleum facilities in the amount of $146,930;
•	Claim by Falck Services Ltda. for payment of food services in the amount of $106,000;
•	Claim by PetroTiger Ltda. for petroleum facilities in the amount of $79,229;
•	Claim by Erazo Valencia S.A for payment of storage tanks in the amount of $68,253;
•	Claim by Drift S.A. for field services in the amount of $47,928;
•	Claim by Zigma Petroleum Services S.A.. for oil field services in the amount of $36,489; and
•	Claim by Omnitempus Ltda. for security services in the amount of $20,996.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2013, the Company issued an aggregate 178,922 restricted shares of its common stock to two holders of its 6% Senior Convertible Debentures (dated August 29, 2012) (the “Debentures”) in exchange for their waiver of the “Equity Conditions” as defined in section 1 of the Debentures, which conditions, under the terms of the Debentures, the Company was required to either meet or have waived, in order to be able to pay interest due to such holders under the terms of the Debentures with shares of the Company’s common stock.  The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 of Regulation D promulgated pursuant to the Act by the U.S. Securities and Exchange Commission.

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

Heavy Earth Resources, Inc., a Florida corporation
September 12, 2013	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)

September 12, 2013	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)