Form 10-K/A
period 2012-12-31
Heavy Earth Resources, Inc.
filed 2013-12-03
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Heavy Earth Resources, Inc. is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that the Company originally filed on May 22, 2013 (“Original 10-K”), in response to comments received from the Securities and Exchange Commission (the “SEC”).  The following items have been amended:

●
To restate the Consolidated Statements of Cash Flows and the Consolidated Notes to Financial Statements to properly reflect the non-cash transactions related to the capitalized costs of our oil and gas properties and the corresponding increase in our accrued liabilities and,

●
To update the Signatures Page and include currently dated certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

With the exception of the foregoing, no other information in the Original 10-K has been supplemented, updated or amended and this Form 10-K/A does not reflect any events occurring after the filing of the Original 10-K.

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

As discussed in Note 14 to the financial statements, the Company’s 2011 cash flows from operations and cash from investing activities reported as $2,666,120 and ($2,994,742), respectively, should have been ($92,049) and ($236,573).  This discovery was made subsequent to the issuance of the financial statements.  The financial statements have been restated to reflect this correction.

Q Accountancy Corporation

Irvine, California
May 15, 2013, except for Note 14, as to which date is October 16, 2013

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(AS RESTATED)

	2012	2011
Cash flows from operating activities:
Net loss	$(8,457,415)	$(1,009,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,688	27,448
Gain (loss) on equipment	-	(8,519)
Impairment of oil and gas properties	5,239,268	-
Interest related to beneficial conversion feature	1,500,000	-
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	635,593	(1,059,297)
(Increase) decrease in other receivables	713,991	(1,575,370)
(Increase) decrease in inventory	(3,377)	(30,152)
Increase (decrease) in accounts payable and accrued	(1,608,619)	2,226,277
Increase (decrease) in related party payables	(2,937,647)	1,336,637

Net cash used in operating activities	(4,909,518)	(92,049)

Cash flows from investing activities:
(Increase) decrease in short term investments	90,940	(94,260)
Cost of oil and gas properties, plant & equipment	(1,308,111)	(142,313)

Net cash used in investing activities	(1,217,171)	(236,573)

Cash flows from financing activities:
Cash assumed in reverse merger	20,594	-
Proceeds from issuance of convertible notes	4,865,000	-
Issuance of common stock	850,000	-

Net cash provided by financing activities	5,735,594	-

Foreign currency exchange	562,623	174,970

Net increase (decrease) in cash	171,528	(153,652)

Cash and cash equivalents, beginning of period	6,608	160,260

Cash and cash equivalents, end of period	$178,136	$6,608

Supplemental Cash Flow Information
Cash paid for:
Interest	$64,617	$76,795
Income taxes	$-	$3,369
Non-cash transactions:
Capitalized cost of oil and gas properties for accrued liabilities	$2,542,815	$2,758,169

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

14.   RESTATEMENT

The Company has restated its previously issued December 31, 2012 and 2011 Consolidated Statements of Cash Flows to properly reflect the non-cash transactions related to the capitalized costs of our oil and gas properties and the corresponding increase in our accrued liabilities.  The net effect of these adjustments on the Company’s net cash flow from operations and net cash flow from investing activities is as below:

	As Previously Issued	Non-Cash Transaction Adjustment	As Restated
Year ended December 31, 2012:
Increase (decrease) in accrued liabilities	$934,196	$(2,542,815)	$(1,608,619)
Net cash provided by (used in) operating activities	$(2,366,703)	$(2,542,815)	$(4,909,518)
Capitalized cost of oil and gas properties, plant, and equipment	$(3,850,926)	$2,542,815	$(1,308,111)
Net cash provided by (used in) investing activities	$(3,759,986)	$2,542,815	$(1,217,171)

Year ended December 31, 2011:
Increase (decrease) in accrued liabilities	$4,984,446	$(2,758,169)	$2,226,277
Net cash provided by (used in) operating activities	$2,666,120	$(2,758,169)	$(92,049)
Capitalized cost of oil and gas properties, plant and equipment	$(2,900,482)	$2,758,169	$(142,313)
Net cash provided by (used in) investing activities	$(2,994,742)	$2,758,169	$(236,573)

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

10.7	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2012.
10.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 18, 2012.
10.9	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 4, 2012.
10.10	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 4, 2012.
10.11	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 4, 2012.
10.12	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on September 4, 2012.
10.13	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 12, 2012.
10.14	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 12, 2012.
10.15	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 12, 2012.
10.16	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on December 12, 2012.
10.17	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 15, 2013.
10.18	Form of 15% Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 15, 2013.
10.19	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 15, 2013.
10.20	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 15, 2013.
17.1	Resignation of Julie Mirman as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 31, 2010.
17.2	Resignation of Michael Davis as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on December 8, 2011.
17.3	Resignation of Anthony Ives as Chief Operating Officer, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on October 24, 2012.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K filed on May 22, 2013.
23.1	Consent of Petrotech Engineering Ltd. incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K filed on May 22, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Evaluation of the Interests of DCX S.A.S. in the Morichito Block in the Eastern Llanos Basin, Colombia incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K filed on May 22, 2013.

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

Heavy Earth Resources, Inc. a Florida corporation

December 3, 2013	By:	/s/ Grant Draper
Grant Draper
	Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

December 3, 2013	By:	/s/ Anthony Ives
Anthony Ives
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Grant Draper	December 3, 2013
Grant Draper
Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

By:	/s/ Anthony Ives	December 3, 2013
Anthony Ives
Its:	Secretary, Treasurer, Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

By:	/s/ Brian Hepp	December 3, 2013
Brian Hepp
Its:	Chief Operating Officer and a Director