Form 10-Q/A
period 2013-06-30
Heavy Earth Resources, Inc.
filed 2013-12-03
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	20
Item 6.	Exhibits	20

EXPLANATORY NOTE

Heavy Earth Resources, Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, that the Company originally filed on September 12, 2013 (the “Original 10-Q”), in response to comments received from the Securities and Exchange Commission (the “SEC”).  The following items have been amended:

●
To restate the Consolidated Statements of Cash Flows and the Consolidated Notes to Financial Statements to properly reflect the non-cash transactions related to the capitalized costs of our oil and gas properties and the corresponding increase in our accrued liabilities; and, for the six months ended June 30, 2012;

●	To reclassify an accrued liability on the Consolidated Balance Sheets and the Consolidated Notes to Financial Statements to properly reflect the amount as a note payable as of June 30, 2013;

●
To revise the section titled “Liquidity and Capital Resources” under “Item 7. Management’s Discussion of Financial Condition and Results of Operations” with restated data from the Consolidated Balance Sheets in relation to the above-described reclassification of an accrued liability to properly reflect the amount as a note payable as of June 30, 2013; and

●
To update the Signatures Page and include currently dated certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

With the exception of the foregoing, no other information in the Original 10-Q has been supplemented, updated or amended and this Form 10-Q/A does not reflect any events occurring after the filing of the Original 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2013	2012
Current Assets	(Unaudited)
Cash and cash equivalents	$1,434	$178,136
Restricted cash	444,316	542,234
Short term investments	99,793	103,211
Other receivables	900,863	873,965
Inventory	45,420	45,420
Total current assets	1,491,826	1,742,966

Oil and gas properties (full cost method)
Evaluated	11,197,464	11,024,000
Property, plant and equipment
Well machinery and equipment	234,453	234,453
Furniture, fixtures and other	61,396	61,396
Less: accumulated depletion, depreciation and amortization	(29,330)	(27,078)
Net oil and gas properties, plant and equipment	11,463,983	11,292,771

Total assets	$12,955,809	$13,035,737

Liabilities and Stockholders’ Equity
Current Liabilities
Cash Overdraft	$2,730	$-
Accounts payable and accrued liabilities	5,623,537	6,456,722
Related party payables	128,041	59,470
Total current liabilities	5,754,308	6,516,192

Convertible notes payable	2,500,000	1,500,000
Total liabilities	8,254,308	8,016,192
Stockholders’ Equity
Common stock, $0.001 par value 3,000,000 shares authorized, 71,038,253 and 70,509,331 shares issued and outstanding, respectively	71,038	70,509
Additional paid in capital	21,771,416	21,540,021
Deficit accumulated during exploration stage	(15,677,548)	(14,894,348)
Accumulated other comprehensive loss	(1,463,405)	(1,696,637)
Total stockholders’ equity	4,701,501	5,019,545

Total Liabilities and Stockholders’ Equity	$12,955,809	$13,035,737

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(783,200)	$(680,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,252	3,325
Common stock issued for services	102,000	-
Common stock issued for late fees	59,250	-
Impairment of oil and gas properties	19,580	-
Changes in operating assets and liabilities:
Decrease in restricted cash	97,918	584,288
Increase in other receivables	(26,898)	(678,083)
Increase in prepaids	-	(2,997)
Increase in inventory	-	(3,448)
Increase in cash overdraft	2,730	-
Increase in accounts payable and accrued liabilities	236,489	10,681
Increase in related party payables	68,571	-
Net cash provided by (used in) operating activities	(220,308)	(767,213)

Cash Flows from Investing Activities
(Increase) decrease in short term investments	3,418	(241,764)
Cost of oil and gas properties, plant & equipment	(193,044)	(4,822,993)
Net cash provided by investing activities	(189,626)	(5,064,757)

Cash Flows from Financing Activities
Cash assumed in reverse merger	-	20,594
Proceeds from the issuance of common stock	-	650,000
Proceeds from convertible notes	-	3,365,000
Net cash provided by financing activities	-	4,035,594

Foreign currency exchange	233,232	1,970,364

Net increase (decrease) in cash	(176,702)	173,988
Cash, beginning of period	178,136	6,608
Cash and cash equivalents, end of period	$1,434	$180,596

Supplemental Cash Flow Information
Cash Paid For:
Interest	$34,168	$-
Non-cash transactions:
Acquisition of oil and gas properties	$-	$3,005,825
Conversion of notes payable	$-	$3,429,617
Recapitalization	$-	$2,997,117
Common stock for expenses	$161,250	$-
Proceeds from convertible note for payment of accrued liabilities	$1,000,000	$-

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

12.   RESTATEMENT

The Company has restated its previously issued June 30, 2013 Consolidated Balance Sheets to reclassify an accrued liability to properly reflect its classification as a note payable and the Company has restated its previously issued June 30, 2012 Consolidated Statements of Cash Flows to properly reflect the non-cash transactions related to the capitalized costs of our oil and gas properties and the corresponding increase in our accrued liabilities.  The net effect of these adjustments on the Company’s balance sheet, net cash flow from operations and net cash flow from investing activities is as below:

	As Previously Issued	Reclassification Adjustment		As Restated
As of June 30, 2013:
Accounts payable and accrued liabilities	$6,623,537		$(1,000,000)	$5,623,537
Total current liabilities	$6,754,308		$(1,000,000)	$5,754,308
Convertible notes payable	$1,500,000		$1,000,000	$2,500,000
Total liabilities	$8,254,308	$	---	$8,254,308

	As Previously Issued	Non-Cash Transaction Adjustment	As Restated
Six months ended June 30, 2012:
Increase (decrease) in accrued liabilities	$2,553,496	$(2,542,815)	$10,681
Net cash provided by (used in) operating activities	$1,775,602	$(2,542,815)	$(767,213)
Capitalized cost of oil and gas properties, plant, and equipment	$(7,365,808)	$2,542,815	$(4,822,993)
Net cash provided by (used in) investing activities	$(7,607,572)	$2,542,815	$(5,064,757)

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

Second Quarter Highlights.

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

Our total current liabilities of $5,754,308 consists of accounts payable and accrued expenses of $5,623,537 , and related party advances payable of $128,041, as of June 30, 2013.  A significant portion of the accounts payable on our consolidated balance sheet as of June 30, 2013, includes amounts owed to vendors that provided services to DCX when it was owned by PVE and prior to the acquisition by Deep Core plus seismic costs incurred and not yet paid by a specific partner.  DCX is also subject to an environmental fine to be levied by the environmental ministry of Colombia related to various activities that occurred prior to the acquisition by Deep Core. We are negotiating payment of these past obligations and the issues associated with the environmental agency, and we are hopeful that we will be able to obtain favorable resolution of those obligations.

Over the last six months, we have been financing our operations through the previous sale of our securities and through the issuance of convertible notes in the aggregate amount of $1,000,000 .  Prior to the closing of the Share Exchange, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds.  On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.
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