Form 10-Q
period 2013-09-30
Heavy Earth Resources, Inc.
filed 2013-12-16
CIK 1301874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 12, 2013, there were 71,371,038 shares of the issuer's $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEAVY EARTH RESOURCES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Assets	2013	2012
Current Assets
Cash and cash equivalents	$87,012	$178,136
Restricted cash	-	542,234
Short term investments	-	103,211
Other receivables	1,950	873,965
Inventory	-	45,420
Total current assets	88,962	1,742,966

Oil and gas properties (full cost method)
Evaluated	-	11,024,000
Participating interest in oil and gas contract	999,850	-
Property, plant and equipment
Well machinery and equipment	-	234,453
Furniture, fixtures and other	-	61,396
Less: accumulated depletion, depreciation and amortization	-	(27,078)
Net oil and gas properties, plant and equipment	999,850	11,292,771

Total assets	$1,088,812	$13,035,737

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,417,825	$6,456,722
Related party payables	373,065	59,470

Total current liabilities	1,790,890	6,516,192

Convertible notes payable	2,500,000	1,500,000
Total liabilities	4,290,890	8,016,192
Stockholders’ Equity:
Common stock, $0.001 par value 3,000,000 shares authorized, 71,263,253 and 70,509,331 shares issued and outstanding, respectively	71,263	70,509
Additional paid in capital	21,771,191	21,540,021
Deficit accumulated during exploration stage	(25,044,532)	(14,894,348)
Accumulated other comprehensive loss	-	(1,696,637)
Total stockholders’ equity	(3,202,078)	5,019,545

Total Liabilities and Stockholders’ Equity	$1,088,812	$13,035,737

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-

Operating costs and expenses
Exploration and lease operating costs	-	31,306	59,459	87,541
Depreciation and amortization	-	1,660	3,252	4,985
General and administrative	222,167	303,187	518,256	552,495
Legal and professional	5,468	228,190	294,120	535,684
Impairment of oil and gas properties	-	4,095,016	19,580	4,095,016
Total operating expenses	227,635	4,659,359	894,667	5,275,721

Loss from Operations	(227,635)	(4,659,359)	(894,667)	(5,275,721)

Other Income (Expense)
Amortization of debt discount, BCF	-	(1,000,000)	-	(1,000,000)
Interest expense	(23,000)	(5,333)	(79,918)	(69,950)
Late fees	-	-	(59,250)	-
Loss on sale of subsidiary	(7,419,713)	-	(7,419,713)	-
Total other income (expense)	(7,442,713)	(1,005,333)	(7,558,881)	(1,069,950)

Net Loss Before Income Taxes	$(7,670,348)	$(5,664,692)	$(8,453,548)	$(6,345,671)

Provision For Income Taxes	-	-	-	-
Net Loss	$(7,670,348)	$(5,664,692)	$(8,453,548)	$(6,345,671)

Loss per share – basic	(0.11)	(0.08)	(0.12)	(0.09)

Weighted average of shares outstanding	70,986,292	70,423,099	70,767,670	69,787,191

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(8,453,548)	$(6,345,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,252	4,985
Common stock issued for services	102,000	-
Common stock issued for late fees	59,250	-
Impairment of oil and gas properties	19,580	4,095,016
Loss on sale of subsidiary	7,419,713	-
Amortization of debt discount	-	1,000,000
Changes in operating assets and liabilities:
Decrease in restricted cash	542,234	594,737
Decrease in other receivables	872,015	327,528
(Increase) in prepaids	-	(2,997)
(Increase) decrease in inventory	45,420	(3,448)
(Decrease) in accounts payable and accrued liabilities	(825,009)	(2,488,636)
Increase in related party payables	313,595	-
Net cash provided by operating activities	98,502	(2,818,486)

Cash Flows from Investing Activities
(Increase) decrease in short-term investments	3,418	92,791
Cost of oil and gas properties, plant & equipment	(193,044)	(4,575,397)
Net cash provided by investing activities	(189,626)	(4,482,606)

Cash Flows from Financing Activities
Cash assumed in reverse merger	-	20,594
Proceeds from the issuance of common stock	-	850,000
Proceeds from convertible notes	-	4,365,000
Net cash provided by financing activities	-	5,235,594

Foreign currency exchange	-	2,061,217

Net increase in cash	(91,124)	(4,281)
Cash, beginning of period	178,136	6,608
Cash and cash equivalents, end of period	$87,012	$2,327

Supplemental Cash Flow Information
Cash Paid For:
Interest	$34,168	$-
Income taxes	$-	$-
Non-cash transactions:
Discount to additional paid-in capital from relative fair value of warrants	$-	$1,000,000
Acquisition of oil and gas properties	$-	$3,005,825
Conversion of notes payable	$-	$3,429,619
Recapitalization	$-	$2,997,117
Common stock for expenses	$161,250	$-

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Heavy Earth Resources, Inc. (the “Company”) is an oil and gas company focused on exploration and production of oil and natural gas in Central and South America, primarily in the country of Colombia.  The Company, through its wholly-owned subsidiary Syncline Technologies, Inc., a Cayman Islands exempt company (“Syncline Technologies”) owns a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia (“La Maye Block”).  The Company also owns a 15% participation interest in the Morichito Block located in the Llanos Basin, Colombia (the “Morichito Block”).  Previously, the Company through its subsidiaries, Deep Core, Inc. (“Deep Core”) and DCX SAS (“DCX”) owned a 50% participating oil and gas interest in the Morichito Block.

On August 28, 2013, the Company closed a transaction with Black Energy Oil & Gas Corp., a company based in Panama with principal operations in Colombia (“Black Energy”), for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000.  As a part of that transaction, the Company retained a 15% participation interest in the Morichito Block, including a 100% carry up to US$10 million for all expenses related to the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

Basis of Presentation and Functional Currency

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on Form 10-K for the years ended December 31, 2012 and 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The Company made certain reclassifications to prior-period amounts to conform to the current presentation.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD).  The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at September 30, 2013 and 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the nine months ended September 30, 2013 and 2012, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities.  The Company is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of September 30, 2013, the Company owned a 15% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

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
SEPTEMBER 30, 2013 AND 2012

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

2.   GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $8,453,458 through September 30, 2013 and has a working capital deficiency of $1,701,928 at September 30, 2013.  The Company is subject to those risks associated with exploration stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves.  However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained.

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

3.   DIVESTITURE – SALE OF SUBSIDIARY

On August 28, 2013, the Company closed a transaction with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000.

As a part of the transaction, the Company retained a 15% participation interest in the Morichito Block, including a 100% carry up to US$10 million for all expenses related to the development of the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

To facilitate the transaction, the Company transferred its ownership of Deep Core Barbados, whose principal asset is a 25% participation in La Maye, to Syncline Technologies.

The Company recorded a loss on sale of subsidiary as of August 28, 2013.  Consideration for the sale included the participation interest in the Morichito Block, which was valued at $999,850, representing 15% of the total consideration for the assumption of liabilities and intercompany amounts.  The consideration was offset by net assets and liabilities of $7,725,403, and intercompany transactions of $694,160, resulting in a loss on sale of $7,419,713.

4.   OIL AND GAS PROPERTIES

During the prior year, DCX had an Exploration and Production Contract with the ANH for exploration and development of the Morichito Block in the Eastern Llanos Basin, Colombia (the E+P Contract).  Pursuant to the E+P Contract, DCX maintained an approximately 50% working interest in the Morichito Block in exchange for a 4% net production royalty and a 1% overriding total production royalty plus other terms and conditions.  The Morichito Block is comprised of approximately 23,000 hectares, or 57,000 gross acres.  The exploration period was divided into six (6) exploration phases of which five (5) have been completed.

As described more fully in Note 3 above, on August 28, 2013, the Company closed a transaction with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, in exchange for Black Energy’s assumption of liabilities of US$6,000,000. As part of this transaction, the Company retained a 15% participation interest in the Morichito Block, including a 100% carry up to US$10 million for all expenses related to the development of the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

The Company’s wholly owned subsidiary, Syncline Technologies, owns Deep Core Barbados, whose principal asset is a 25% participation interest in La Maye.

5.   COMMITMENTS AND CONTINGENCIES

As part of the agreement with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, Black Energy agreed to assume all of DCX’s liabilities, including certain legal expenses associated with DCX.  The Company entered into a deed of guarantee with DCX’s Columbian legal counsel, guaranteeing Black Energy’s payment of legal expenses associated with Deep Core and DCX. The expenses total approximately US$120,000.

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

6.   CONVERTIBLE NOTES

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

The August 2012 Notes are due three years from August 29, 2012, the date of issuance.  The August 2012 Notes may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The August 2012 Notes bear interest at the rate of 6% per annum at inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date. Should the Company’s common stock not be listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2014, the interest rate will further increase to 15% per annum.  Last, in the event of default the rate will increase to 18%.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The Company has the option to redeem the August 2012 Notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The August 2012 Notes are secured by the Company’s oil and gas properties.

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

HEAVY EARTH RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

6.   CONVERTIBLE NOTES (Continued)

The December 2012 Note is due three years from December 6, 2012, the date of issuance.  The December 2012 Note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share.  The December 2012 Note bears interest at the rate of 6% per annum inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date.  Should the Company’s common stock is not be listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2014 the interest rate will further increase to 15% per annum.  Last, in the event of default the rate will increase to 18%.  Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day.  The Company has the option to redeem the December 2012 Note at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met.  The December 2012 Note is secured by the Company’s oil and gas properties.

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
SEPTEMBER 30, 2013 AND 2012

7.   COMMON STOCK

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

On July 22, 2013, the Company’s board of directors approved the issuance of: (a) 281,900 shares of the Company’s registered  common stock as payment of interest on its outstanding convertible notes; (b) 125,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares; and (c) 100,000 restricted shares of the Company’s common stock to its legal counsel in exchange for such legal counsel agreeing to defer payment for fees owed for legal services provided until the Company is able to close its next financing.

On November 6 2013, the Company’s board of directors approved the issuance of 107,785 shares of the Company’s restricted common stock as payment to a consultant for business accounting and financial services.

On November 6 2013, the Company’s board of directors approved the issuance of: (a) 310,813 shares of the Company’s registered  common stock as payment of interest on its outstanding convertible notes; and (b) 300,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares.

8.           RELATED PARTY PAYABLES

During the period ended September 30, 2013, the Company received advances from officers and shareholders, for operating costs and expenses.  These advances are non-interest bearing and are repaid as cash becomes available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to a discussion of the financial condition and results of operations of Heavy Earth Resources, Inc., a Florida corporation (the “Company”) herein used in this report, unless otherwise indicated, under the terms “Registrant,” “Heavy Earth,” “we,” “us” and similar terms and its previous wholly-owned subsidiary Deep Core Inc., a Cayman Island exempt company (“Deep Core”), the 99.675% owner of its Colombian subsidiary, DCX SAS (formerly known as Petropuli SAS) (“DCX”), and the Company’s current wholly-owned subsidiary, Syncline Technologies, Inc., a Cayman Island exempt Company (“Syncline Technologies”), which wholly owns Deep Core (Barbados) Inc. (“Deep Core Barbados”).

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to:

•	risks associated with drilling and production programs on the Morichito and La Maye Blocks resulting from geological, technical, drilling, seismic and other unforeseen problems;
•	Operators for both Morichito & La Maye blocks may experience unforeseen problems causing delays in exploration and production;
•	unexpected results of exploration and development drilling and related activities on the Morichito and La Maye Blocks;
•	volatility of oil prices may affect the Company’s ability to raise capital;
•	continued availability of capital and financing to fund exploration and development drilling activities;
•	increases in operating costs;
•	availability of skilled personnel;
•	unpredictable weather conditions;
•	the impact of political and economic instability in Colombia;
•	the ability to obtain required approvals of regulatory authorities in Colombia;
•	senior management's general inexperience in oil and gas operations in Colombia;
•	members of senior management not being based in Colombia; and
•	other factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Overview

Heavy Earth Resources, Inc. (the “Company”), a Florida corporation, is engaged in the acquisition, exploration, development and production of oil and gas properties.  As of September 30, 2013, the Company, through its wholly-owned subsidiary Syncline Technologies, owned a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia (“La Maye Block”).  In addition, following the Deep Core Sale (as described more fully below), which closed on August, 28, 2013, we retained a 15% participating interest in the Morichito Block located in the Los Llanos Basin of Colombia (“Morichito Block”).

Deep Core Sale

On August 28, 2013, the Company entered into the following agreements in connection with its sale of a 100% of its equity ownership of its subsidiary, Deep Core, Inc., a Cayman Islands company (this transaction is referred to herein as the “Deep Core Sale”):

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

Pursuant to the Purchase Agreement, the Company agreed to sell to Black Energy, and Black Energy agreed to purchase from the Company, the shares of Deep Core Inc., (“Deep Core”) held by the Company, representing all of the issued and outstanding share capital of Deep Core (the “Shares”).  Deep Core, a Cayman Islands company, owns 99.675% of the issued and outstanding share capital of DCX SAS, a Columbian company (“DCX”) that owns a 50% participating interest in the Morichito Block located in the Llanos Basin, Columbia.  In addition:

•	Total consideration for the Shares is $1.5 million (the “Proceeds”) plus the assumption of $6 million of existing liabilities as well as all future liabilities of Deep Core.
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

•	The Company agrees that the Proceeds are credited toward the Company’s contribution to the initial $10 million in expenses relating to the Morichito Block that are attributable to the Interest.
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

Third Quarter Highlights

Morichito Block

The Company completed an advanced 94 square kilometers 3D seismic survey over the northern portion of the Morichito Block, located within producing trends of the prolific Llanos Basin, to define and identify high-impact exploration drilling targets. The 3D seismic survey was completed ahead of schedule and on budget and preliminary analysis has indicated the quality of the data is better than expected.  Subsequent to June 30, 2012, we announced the completion of its merging of its new 3D seismic surveys with previous 3D seismic surveys and the fulfillment of its obligations for the relinquishment of 50% of the Morichito Block area in conjunction with a two-year E&P Contract extension from the Colombian ANH.

Black Energy is currently working in the Llanos basin in order to begin testing the Morichito 5 (M5) discovery well. This includes continuation of the roadwork necessary in order to allow access for the rig to enter the site as well as the transportation of equipment required for testing. The construction of the all-weather road will be suspended until the flow rate of M5 has been determined. The Company expects the testing will be completed prior to the end of 2013.

La Maye Block

The operator is currently working on the entry to the Noelia well located in the La Maye Block. Testing will begin soon thereafter and the Company expects such testing will be completed by the end of 2013.

Accounts Payable

As discussed more fully above, Black Energy acquired Deep Core, which, in turn, owns 99.675% of the issued and outstanding share capital of DCX.  As part of that acquisition, all of liabilities associated with DCX have been assumed by Black Energy.  Current accounts payable reflects the Company’s ongoing obligations with the La Maye block as well as domestic operations of the Company.

Results of Operations

For the Three Months Ended September 30, 2013, as Compared to the Three Months ended September 30, 2012.

Revenues

We had $0 revenues for the three months ended September 30, 2013 and 2012.

Operating Expenses

For the three months ended September 30, 2013, our total operating expenses were $227,635, which consisted of general and administrative expenses of $222,167, and legal and professional fees of $5,468. By comparison, for the three months ended September 30, 2012, our total operating expenses were $4,659,359, which consisted of exploration and lease operating costs of $31,306, depreciation and amortization expense of $1,660, general and administrative expenses of $303,187, legal and professional fees of $228,190, and impairment of oil and gas of $4,095,016.   The overall reduction in our operating expenses is directly attributable to the sale of our subsidiary during the current period as compared to the prior year.  As a result of the sale, we do not anticipate additional significant exploration and lease operating costs in the future and will be limited to the extent of our remaining 15% participation interest in the oil and gas properties for future impairment charges.  We recorded a loss on the sale in the amount of $7,419,713.

Net Loss

For the three months ended September 30, 2013, we had a net loss of $7,670,348. By comparison, for the three months ended September 30, 2012, we had a net loss of $5,664,692. We expect to incur net losses for the foreseeable future.

For the Nine Months ended September 30, 2013, as Compared to the Nine Months ended September 30, 2012.

Revenues

We had $0 revenues for the nine months ended September 30, 2013 and 2012.

Operating Expenses

For the nine months ended September 30, 2013, our total operating expenses were $894,667, which consisted of exploration and lease operating costs of $59,459, depreciation and amortization expense of $3,252, general and administrative expenses of $518,256, legal and professional fees of $294,120, and impairment of oil and gas properties of $19,580. By comparison, for the nine months ended September 30, 2012, our total operating expenses were $5,272,721, which consisted of exploration and lease operating costs of $87,541, depreciation and amortization expense of $4,985, general and administrative expenses of $552,495, legal and professional fees of $535,684, and impairment of oil and gas properties of $4,095,016.  The overall reduction in our operating expenses is directly attributable to the sale of our subsidiary during the current period as compared to the prior year.  As a result of the sale, we do not anticipate additional significant exploration and lease operating costs in the future and will be limited to the extent of our remaining 15% participation interest in the oil and gas properties for future impairment charges.  We recorded a loss on the sale in the amount of $7,419,713.

Net Loss

For the nine months ended September 30, 2013, we had a net loss of $8,453,548. By comparison, for the nine months ended September 30, 2012, we had a net loss of $1,069,950. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2013, our total assets were $1,088,812.  Our total current assets consist of cash and cash equivalents of $87,012, and other receivables of $1,950.  As of September 30, 2013, our participation interest in the Morichito Block was valued at $999,850.

Our total current liabilities of $1,790,890 consist of accounts payable and accrued expenses of $1,383,333, and related party advances payable of $373,065 as of September 30, 2013.

Over the last nine months, we have been financing our operations through the previous sale of our securities.  Prior to the closing of the Share Exchange, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds.  On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.

As of September 30, 2013, we had a cash of $87,012. We will need additional funds to satisfy our working capital requirements to operate at our current level of activity for the next twelve months.   We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

During 2013, we expect that our subsidiaries will not incur significant exploration and development costs due to the sale of the Deep Core to Black Energy.  However, in 2014, the Company expects to incur exploration and development costs that will be associated with the La Maye Block.  We may also incur additional costs related to any potential acquisition of oil and gas properties or interests in Colombia and other areas of Central and South America.  We also expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses.  Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity.  Other than the exploration and development costs for the Morichito Block and the La Maye Block, any potential acquisitions costs and anticipated increases in legal and accounting costs and general and administrative expenses, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2013, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to various legal proceedings.  Due to Black Energy’s recent purchase of the Company’s 100% equity ownership of our previous subsidiary, Deep Core (see description of this purchase above in the section titled “Deep Core Sale”), which in turn owns 99.675% of the issued and outstanding share capital of DCX, the operator of the Morichito Block, the Company believes that it has no legal proceedings to which it is a party, nor to the best of management’s knowledge, are any material legal proceedings contemplated.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about July 30, 2013, the Company issued an aggregate 125,000 restricted shares of its common stock to two holders of its 6% Senior Convertible Debentures (dated August 29, 2012) (the “Debentures”) in exchange for their waiver of the “Equity Conditions” as defined in section 1 of the Debentures, which conditions, under the terms of the Debentures, the Company was required to either meet or have waived, in order to be able to pay interest due to such holders under the terms of the Debentures with shares of the Company’s common stock.  The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

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

Heavy Earth Resources, Inc., a Florida corporation
December 16, 2013	By:	/s/ Grant Draper
Grant Draper,
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)

December 16, 2013	By:	/s/ Anthony Ives
Anthony Ives,
	Its:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)