Form 10-K
period 2013-12-31
Heavy Earth Resources, Inc.
filed 2015-06-25
CIK 1301874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52979

Heavy Earth Resources, Inc.

(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Cedar Springs Road Suite 1525 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

(214) 466-2030

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant on June 28, 2013, based on $0.40 per share, the average bid and ask price as of that date, was $16,712,762.

As of June 22, 2015, there were 71,371,038 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

PART I

Item 1. Business.

Overview

As used in this report, unless otherwise indicated, the terms “Registrant,” “Heavy Earth,” “Company,” “we,” “us” and similar terms refer to Heavy Earth Resources, Inc., a Florida corporation, and its wholly-owned subsidiary, Syncline Technologies, Inc., a Cayman Islands exempt company (“Syncline”), and Syncline’s wholly owned subsidiary, Deep Core (Barbados) Inc., a Barbados corporation (“Deep Core Barbados”), and Deep Core Barbados’ wholly owned subsidiary, Deep Core, Inc. Sucursal, a Colombia corporation (“Deep Core Colombia”), as well as, Deep Core Inc., a Cayman Island exempt company (“Deep Core”), which prior to August 28, 2013 was our wholly-owned subsidiary, and Deep Core’s majority owned subsidiaries, DCX S.A.S., a Colombia simplified shares corporation (“DCX”).

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

On May 3, 2012, we entered into and closed a Share Exchange Agreement with Deep Core and the sole shareholder of Deep Core pursuant to which we issued 8,824,042 shares of common stock in exchange for all outstanding securities of Deep Core. Deep Core was incorporated in the Cayman Islands on March 29, 2011.

Prior to our acquisition of Deep Core, Deep Core purchased 99.68% of issued and outstanding common stock of DCX (formerly known as Petropuli SAS) for $1,750,000, the assumption of current and contingent liabilities and certain other terms and conditions. DCX was incorporated in Colombia on May 4, 1999.

On May 15, 2012, Deep Core closed a Share Purchase Agreement with Petro Vista Energy Corp. (“PVE”) and Petro Vista Energy Holdings Corp., a Barbados corporation (“PVE Holdings”), pursuant to which Deep Core acquired all of the outstanding shares of Petro Vista Energy Colombia (Barbados) Corp. (“PV Colombia”), a wholly-owned subsidiary of PVE Holdings, in exchange for consideration which included the nominal cash payment of $1.00, release of PVE of its contractual obligations and payment of $75,000 to PVE pursuant to the Petropuli SPA, and the assumption of the balance of acquisition costs associated with the 25% participating interest in the La Maye Block consisting of 68,473 gross acres located in the Lower Magdalena Basin of Colombia. PV Colombia was incorporated in Barbados on February 26, 2008 and changed its name to Deep Core (Barbados) Inc. on July 20, 2012. Deep Core Colombia, Deep Core Barbados’ wholly owned subsidiary, was organized on May 18, 2012 in Colombia to assume the control of the 25% Participation Interest for the La Maye Block.

On August 15, 2013, the Company entered into “Transfer of Share” agreements with each of Grant Draper, our Chief Executive Officer, Anthony Ives, our Chief Financial Officer, and our shareholder, Shawn Lunt (collectively, the “Transferees”), through which the Company acquired 100% of the total issued and outstanding ordinary shares of Syncline from the Transferees.

On August 15, 2013, Deep Core entered into an “Instrument of Transfer” agreement with Syncline and Deep Core Barbados, through which Deep Core assigned and transferred 100% of the total issued and outstanding shares of capital stock of Deep Core Barbados to Syncline in exchange for consideration of $1.00.

On August 28, 2013, we sold all of our equity ownership in Deep Core to Black Energy Oil & Gas Corp., a Panamanian company (“Black Energy”) in exchange for consideration which included Black Energy’s assumption of $6 million in existing liabilities as well as future liabilities of Deep Core, the Company’s post-sale retention, through its subsidiary Deep Core Barbados, of a 15% participation interest in the Morichito Block (hereinafter referred to as the “Deep Core Shares Sale”), and a 15% carry up to $10 million USD for the completion of Morichito 5 and another exploration well.

On November 14, 2014, the Company announced that it would evaluate the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The Company does not expect to generate sales proceeds in excess of its existing liabilities.

Corporate Structure

Immediately prior to closing of the Deep Core Shares Sale on August 28, 2013, our corporate structure was as follows:

Immediately after the closing of the Deep Core Shares Sale, our corporate structure is now as follows:

Heavy Earth Resources, Inc., a Florida corporation

Syncline Technologies, Inc., a Cayman Islands Exempt Company

Deep Core (Barbados) Inc., a Barbados corporation a Cayman Islands Exempt Company

Deep Core (Colombia) Inc., a Colombia corporation a Cayman Islands Exempt Company

Our Business

We are an independent exploration stage company engaged in the exploration, development and production of oil and natural gas properties primarily in Central and South America. Through our subsidiary Syncline, we are actively exploring our oil and gas properties consisting of a 15% participating interest in the Morichito Block of the Los Llanos Basin of Colombia (“Morichito Block”) consisting of 57,252 gross acres and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin of Colombia (“La Maye Block”) consisting of 68,473 gross acres.

Morichito Block

We currently hold a 15% participating oil and gas interest in the exploration and production contract with the Colombian National Hydrocarbons Agency (the “ANH”) governing the Morichito Block located in the Llanos Basin, Colombia, in an area comprising approximately 57,252 acres in the municipalities of Orocue and Mani in the Casanare department of Colombia (the “Morichito Block Contract”) pursuant to the Purchase Agreement we entered into with Black Energy on August 28, 2013 and the Letter Agreement dated August 28, 2013 that was entered into with DCX, the ANH approved operator of the Morichito Block. The exploration program for the Morichito Block is divided into six exploration phases and the exploitation period is for 24 years. Five phases of the work program have been fulfilled. Phase 6 is the remaining phase and has been approved by the ANH to exchange the drilling of an exploratory well for shooting 94 square kilometers of 3-D seismic data in the northern area of the block. The seismic survey was to target two previously 2-D seismic-defined structures with potential recoverable resources of up to 5 million barrels of oil per structure.

In Phase 4, an oil discovery was made in the Morichito well in the C7 Formation. This well obtained approximately 1,500 barrels of oil during a short-term test from July 27 to August 1, 2011. We then planned to repair road access and local facilities so that long term testing of the Morichito can be accomplished. Proved and probable reserves have already been assigned to the Morichito 5 discovery. Production is subject to the ANH sliding scale royalty rate for light crude oil plus overriding royalty at 1% of the total production and 4% of the net production royalty.

In Phase 5, the Morichito 5B exploratory well was drilled to explore the deeper Gachetá and Ubaque Formations below the C7 Formation. These potential formations are shown in the seismic data to be underlying the C7 Formation as identified in the Morichito 5 well in Phase 4. However, the Morichito 5B well was never effectively tested due to a poor cement job between the casing and the formation. The Operator is currently in Phase 6 of the Morichito Block Contract, which includes the drilling of an exploration well.

In 2013, DCX did not conduct any production activities in the Morichito Block. Black Energy is currently working in the Llanos Basin to test the Morichito 5 discovery well. During the final quarter of 2013, the roadwork began and was completed by the end of January 2014. Testing of the well began shortly thereafter as well as the upgrade of facilities and storage tanks.

La Maye Block

The Company holds a 25% participating oil and gas interest in an exploration and production Contract No. 5 of 2008 with the ANH governing the La Maye Block (the “La Maye Block Contract”) located in the Lower Magdalena basin, Colombia, in an area comprising approximately 68,473 acres in the municipalities of San Sebastian de Buenavista and San Zenon in the Magdalena and Mompas departments of Colombia. We believe our working interest in the La Maye Block balances the Company’s portfolio of low-risk oil and gas development assets with high-impact exploration plays. The ANH approved operator of this project is New Horizon Exploration, Inc., a Texas corporation (“operator” or “New Horizon”).

The Noelia-1 well was drilled on the La Maye Block in October 2009 with operations being subsequently suspended due to flooding conditions. In January of this year, the operator of the block informed the ANH that the Noelia-1 well did not encounter commercial quantities of hydrocarbons. As of April 2014, the La Maye Block Contract expired. The operator of the La Maye Block has requested that the La Maye Block Contract be extended and, upon the approval of the ANH, the La Maye joint venture partners will conduct a 2014 seismic acquisition program of at least 50 square kilometers in the northern portion of the La Maye Block. The Company has no assurance that the ANH will approve their proposal to extend and amend the La Maye Block Contract.

On November 14, 2014, the Company announced that it would evaluate the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The Company does not expect to generate sales proceeds in excess of its existing liabilities.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, exploration and appraisal drilling, development and production of oil and gas properties. In Colombia, we have focused on the Llanos and Lower Magdalena Basins. We also intend to use advanced seismic techniques to define prospects and to form partnerships and joint ventures to spread the operational costs and risks and to acquire highly probable and profitable drilling and working interest assets located in proven hydrocarbon systems that we believe have a short window of payback.

The Company is evaluating its strategic alternatives and possible sale of it participating working interests in its oil and gas properties. On November 14, 2014, the Company announced that it would evaluate the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The Company does not expect to generate sales proceeds in excess of its existing liabilities.

Competition

As an oil and gas exploration, development and production company, we compete with other oil and gas exploration, development and production companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration, development and production companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their oil and gas properties and on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact our ability to finance further explorations and to achieve the financing necessary for us to develop our oil and gas properties.

We also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital to fund our exploration programs if investors believe that our competitors are a more attractive based investment.

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

Our right to conduct exploration and production activities in Colombia is derived from participation in exploration and production contracts entered into directly with ANH with no mandatory participation by Ecopetrol, the Colombia state oil company. The ANH was formed in 2003 in response to declining reserves, which was leading Colombia toward becoming a net oil importer. The ANH is focused on building the country’s hydrocarbon reserves.

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

Subsidiaries

Immediately prior to August 28, 2013, we wholly owned and operated Deep Core and Syncline. Following the Deep Core Shares Sale transaction, which closed on August 28, 2013, Syncline became our sole wholly owned subsidiary. Syncline wholly owns Deep Core Barbados which, in turn, owns Deep Core Colombia.

Employees

As of December 31, 2013, we had two full time employees. As of June 22, 2015 we had no full time employees.

●	Effective September 15, 2014, Anthony Ives resigned as the Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors of the Company.

●	On November 3, 2014, Grant Draper resigned as the President, Chief Executive Officer and a member of the Board of Directors of Heavy Earth Resources, Inc. (the “Company”), effective immediately upon the appointment of Brian Ladin as the Company’s new sole director and sole executive officer.

●	On November 3, 2014, Brian Hepp resigned as the Chief Operating Officer and a member of the Board of Directors of the Company, effective immediately upon the appointment of Brian Ladin as the Company’s new sole director and sole executive officer.

●	On November 3, 2014, the Company’s Board of Directors appointed Mr. Brian Ladin, age 42, as the Company’s President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and sole member of the Company’s Board of Directors, to hold office until the Company’s next annual meeting of its shareholders or until his successor(s) are duly elected and qualified.

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

Facilities

We currently rent shared office space of approximately 150 square feet at our office which is located at 1890 Bryant Street, Suite 316, San Francisco, California 94110. The monthly lease payment is $230. Our facilities are adequate and suitable for our current needs.

Internet Website

Our Internet website, which is located at www.heavyearthresources.com, describes our oil and gas projects, our management and provides additional information regarding our industry. Our website also includes an investor relation section which provides company news, presentations, and our corporate filings with the Securities and Exchange Commission (“SEC”). Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

Research and Development

We do not currently have a formal research and development effort. We did not spend any funds on research and development during the last two fiscal years.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently rent shared office space of approximately 150 square feet for a monthly cost of $230. This office is located at 1890 Bryant Street, Suite 316, San Francisco, California 94110. Our lease for this office will expire in October 2014. The lease may terminate earlier with a two-month notice.

Morichito Block. We currently hold a 15% participating oil and gas interest in the Morichito Block Contract with the ANH governing the Morichito Block located in the Llanos Basin, Colombia, in an area comprising approximately 57,252 acres in the municipalities of Orocue and Mani in the Casanare department of Colombia. DCX, our majority owned subsidiary up until the Deep Core Shares Sale to Black Energy on August 28, 2013, is the ANH approved operator of the Morichito Block.

La Maye Block. Through Deep Core Colombia, we hold a 25% participating oil and gas interest in the La Maya Block Contract with the ANH governing the La Maye Block located in the Lower Magdalena basin, Colombia, in an area comprising approximately 68,473 acres in the municipalities of San Sebastian de Buenavista and San Zenon in the Magdalena and Mompas departments of Colombia. New Horizon is the ANH approved operator of the La Maye Block and we have a joint venture with New Horizon under the Joint Operating Agreement for the La Maye Block by and between New Horizon and Deep Core Barbados dated July 7, 2008.

Item 3. Legal Proceedings.

From time to time, we may become party to various legal proceedings. Due to Black Energy’s purchase of the Company’s 100% equity ownership of our previous subsidiary, Deep Core (as described above), which in turn owns 99.675% of the issued and outstanding share capital of DCX, the operator of the Morichito Block, the Company believes that it has no legal proceedings to which it is a party, nor to the best of management’s knowledge, are any material legal proceedings contemplated, except as follows:

Black Energy did not comply with its obligations under the SPA by November 2014, in particular, Clause 5 and Schedule B. It was understood by the parties to the SPA that Black Energy was required, as part of its obligations under the SPA, to undertake those activities within a relatively short space of time (i.e. within about 12 months.) Black Energy did not cause DCX to conduct all exploration activities included in the Exploration Program and the Additional Exploration Program for phase 1 and such exploration activities necessary to commence production of the existing discovery under the E&P Contract. Black Energy also did not pay 100% of all costs and expenses for such exploration activities from and after August 19, 2013 and did not fund such activities up to or including an amount equal to $10,000,000 USD, pursuant to Clause 5. Black Energy also did not pay the share of profits due under the SPA for the end of 2014. Additionally, it has not secured any of the environmental licenses required to complete the work from the Colombian authorities, putting the entire Morichito block at risk of being repossessed by the Colombian government.

Black Energy is in repudiatory breach of the Clause 5 and the time of the essence clause of the SPA. According to Clause 5 of the SPA and in the events, which have happened, the beneficial interest in the Shares has now reverted to the Company, in accordance with the final paragraph of Clause 5 referencing the consequences of a failure to comply, who is entitled to an order requiring the transfer to be effected and registered by Black Energy and the directors of Deep Core.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Reports to Shareholders

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

Market Information

Our common stock is quoted on the OTCQB under the symbol “HEVI”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. For the year ended December 31, 2013, shares of our common stock have only been thinly traded. For the period indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2013
First Quarter	$0.70	$0.49
Second Quarter	$0.50	$0.35
Third Quarter	$0.43	$0.28
Fourth Quarter	$0.41	$0.05

Fiscal Year 2012
First Quarter*	$-	$-
Second Quarter	$0.85	$0.50
Third Quarter	$0.90	$0.64
Fourth Quarter	$0.80	$0.50

*There was no market for our common stock during this period.

Holders

The approximate number of stockholders of record on June 22, 2015 was 86. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

As of June 22, 2015, we had no compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

●	On February 7, 2013, the Company issued 200,000 shares of its common stock to two (2) consultants for services at $0.51/share, or $102,000. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On February 13, 2013, we entered into a securities purchase agreement with a foreign investor pursuant to which we issued to the investor (i) an aggregate principal value of $1,000,000 of 15% convertible debentures and (ii) common stock purchase warrants granting the right to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.60 per share in exchange for $1,000,000 in proceeds. The shares and warrant were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Regulation S promulgated pursuant to that act by the SEC. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On April 26, 2013, the Company’s board of directors approved the issuance of 178,922 registered shares of the Company’s common stock (“Interest Shares”) as payment of interest and late fees on its outstanding convertibles notes and 150,000 restricted shares of the Company’s common stock in exchange for the note holder’s agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such noteholders prior to issuing the Interest Shares. The Company issued the Interest Shares and the Waiver Shares to the noteholders on May 1, 2013. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On May 1, 2013 the Company issued an aggregate of 178,922 restricted shares of its common stock and 125,000 restricted shares of its common stock on or around July 30, 2010, to two holders of its 6% Senior Convertible Debentures (dated August 29, 2012) (the “Debentures”) in exchange for their waiver of the “Equity Conditions” as defined in section 1 of the Debentures, which conditions, under the terms of the Debentures, the Company was required to either meet or have waived, in order to be able to pay interest due to such holders under the terms of the Debentures with shares of the Company’s common stock. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On July 22, 2013, the Company’s board of directors approved the issuance of: (a) 281,900 shares of the Company’s registered common stock as payment of interest on its outstanding convertible notes; (b) 125,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares; and (c) 100,000 restricted shares of the Company’s common stock to its legal counsel in exchange for such legal counsel agreeing to defer payment for fees owed for legal services provided until the Company is able to close its next financing. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On November 6, 2013, the Company’s board of directors approved the issuance of 107,785 shares of the Company’s restricted common stock as payment to a consultant for business and financial services. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

●	On November 6, 2013, the Company’s board of directors approved the issuance of: (a) 310,813 shares of the Company’s registered common stock as payment of interest on its outstanding convertible notes; and (b) 300,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares. The shares were issued to accredited investors in a transaction which the Company believes satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Act”), which exemption is specified by the provisions of Section 4(a)(2) of that Act.

Purchases of Equity Securities

None.

No Equity Compensation Plan

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

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

●	a toll-free telephone number for inquiries on disciplinary actions;

●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Basis of Presentation and Functional Currency

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (“USD”). The Company’s functional currency is Colombian pesos (“COP”) which have been converted to USD based on the exchange rates at December 2013 and December 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the years ended December 31, 2013 and December 31, 2012, respectively, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, short-term investments, other receivables, inventory, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

The Share Exchange between Deep Core and us is deemed to be a reverse acquisition. The transaction between Deep Core and DCX is also deemed to be a reverse acquisition, where Deep Core (the legal acquirer) is deemed to be the accounting acquiree and DCX (the legal acquire) is considered the accounting acquirer. The assets and liabilities were transferred at their historical cost with our capital structure. We are deemed a continuation of the business of Deep Core and its subsidiary, DCX, and the historical financial statements of DCX became our historical financial statements, which the condensed pro forma balance sheet and condensed statement of operations depict our recapitalization. For further information, please refer to our Current Report on Form 8-K filed on May 4, 2012.

The following discussion of financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and December 31, 2012, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Results of Operations.

Revenues – We had no revenues for the years ended December 31, 2013 and 2012.

Operating Expenses – For the year ended December 31, 2013, our total operating expenses were $1,948,736, which consisted of exploration and lease operating costs of $59,459, depreciation and amortization expense of $3,252, general and administrative expenses of $364,372, legal and professional fees of $502,223, and impairment of properties of $1,019,430. By comparison, for the year ended December 31, 2012, our total operating expenses were $7,689,425, which consisted of exploration and lease operating costs of $107,584, general and administrative expenses of $1,094,167, legal and professional fees of $1,248,406, and impairment of properties of $5,239,268.

Net Loss – For the year ended December 31, 2013, we had a net loss of $9,802,952. By comparison, for the year ended December 30, 2012, we had a net loss of $8,457,415. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources – As of December 31, 2013, our total assets were $2,915. Our total current assets consist of cash and cash equivalents of $965, and other receivables of $1,950. As of December 31, 2013, we impaired our participation interests in our oil and gas properties in the amount of $999,850 as management determined the recoverability of these assets was unattainable.

Our total current liabilities of $1,808,814 consisting of accounts payable and accrued expenses of $1,429,529, and related party payables of $379,285 as of December 31, 2013.

We have been financing our operations through the sale of our securities. Prior to the closing of the Share Exchange on May 4, 2012, Deep Core issued promissory notes to nine holders in exchange for an aggregate of $3,365,000 in proceeds. On the closing of the Share Exchange, the outstanding principal balance and unpaid accrued interest of those notes converted into shares of our common stock at a conversion price of $0.40 per share.

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

On August 28, 2013, the Company entered into a Share Purchase Agreement with Black Energy to sell of a 100% of its equity ownership of its subsidiary, Deep Core. Pursuant to the Purchase Agreement, the Company agreed to sell to Black Energy, and Black Energy agreed to purchase from the Company, the shares of Deep Core held by the Company, representing all of the issued and outstanding share capital of Deep Core. Deep Core owns 99.675% of the issued and outstanding share capital of DCX, that owns a 50% participating interest in the Morichito Block located in the Llanos Basin, Colombia for the total consideration of $1.5 million (the “Proceeds”) plus the assumption of existing liabilities as well as all future liabilities of Deep Core, and certain other terms and conditions set forth in the Purchase Agreement. The Company retained a 15% participation interest in the Morichito Block Contract, to be held by Deep Core Barbados pursuant to the Letter Agreement dated as of the same date, by and between the Deep Core Barbados and DCX. The Company reported a net loss on the Deep Core share sale totaling $7,419,713.

As of December 31, 2013, we have cash and cash equivalents of $965. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

During 2014, we expect that our subsidiary will continue to incur significant exploration and development costs as we exploit our interests in the Morichito Block, La Maye Block and other interests we may acquire. Our exploration and lease operating costs in the Morichito Block and La Maye Block will be significant and will continue to impact our liquidity. We may also incur additional costs related to any potential acquisition of oil and gas properties or interests in Colombia and other areas of Central and South America. We also expect to incur significant professional fees associated with being a public company as well as significant general and administrative expenses. Those fees will be higher as our business volume and activity increases and will continue to impact our liquidity. Other than the exploration and development costs for the Morichito Block and the La Maye Block, any potential acquisitions costs and anticipated increases in legal and accounting costs and general and administrative expenses, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

On November 14, 2014, the Company announced that it would evaluate the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The Company does not expect to generate sales proceeds in excess of its existing liabilities.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Heavy Earth Resources, Inc.

We have audited the accompanying balance sheets of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heavy Earth Resources, Inc. (an exploration stage company) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Q Accountancy Corporation

/s/ Q Accountancy

Irvine, California

March 25, 2015

HEAVY EARTH RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$965	$178,136
Restricted cash	-	542,234
Short term investments	-	103,211
Other receivables	1,950	873,965
Inventory	-	45,420
Total current assets	2,915	1,742,966

Oil and gas properties (full cost method)
Evaluated	-	11,024,000

Property, plant and equipment, less accumulated depletion, depreciation and amortization of $0 and $27,078, respectively	-	268,771

Total Assets	2,915	13,035,737

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	1,429,529	6,456,722
Related party payables	379,285	59,470
Total current liabilities	1,808,814	6,516,192

Convertible notes payable	2,500,000	1,500,000
Total liabilities	4,308,814	8,016,192

Stockholders’ Equity:
Common stock, $0.001 par value 3,000,000 shares authorized, 71,371,038 and 70,509,331 shares issued and outstanding, respectively	71,371	70,509
Common stock issuance obligation	213,884	-
Additional paid in capital	21,802,783	21,540,021
Deficit accumulated during exploration stage	(26,393,937)	(14,894,348)
Accumulated other comprehensive loss	-	(1,696,637)
Total stockholders’ equity	(4,305,899)	5,019,545

Total Liabilities and Stockholders’ Equity	$2,915	$13,035,737

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012
Revenues	$-	$-

Operating costs and expenses
Exploration and lease operating costs	59,459	107,584
Depreciation and amortization	3,252	-
General and administrative	364,372	1,094,167
Legal and professional	502,223	1,248,406
Impairment of oil and gas properties	1,019,430	5,239,268

Total operating expenses	1,948,736	7,689,425

Loss from Operations	(1,948,736)	(7,689,425)

Other Income (Expense)
Amortization of debt discount, beneficial conversion feature	-	(1,500,000)
Interest expense	(375,253)	(87,367)
Late fees	(59,250)	-
Loss on sale of subsidiary	(7,419,713)	-
Foreign currency gain (loss)	-	729,817
Other	-	89,560
Total other income (expense)	(7,854,216)	(767,990)

Net Loss Before Income Taxes	(9,802,952)	(8,457,415)

Provision For Income Taxes	-	-

Net Loss	$(9,802,952)	$(8,457,415)

Loss per share – basic	$(0.14)	$(0.12)

Weighted average of shares outstanding	70,767,670	69,787,191

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Stock to be	Additional Paid in	Deficit Accumulated During Exploration	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Issued	Capital	Stage	Income (Loss)	Deficit
Balance at December 31, 2011	69,376,000	$69,376	$-	$10,901,254	$(6,436,933)	$(404,197)	$4,129,500
Shares issued for Deep Core	250,000	250	-	6,424,650	-	-	6,424,900
Shares issued for conversion of notes	8,574,042	8,574	-	3,356,426	-	-	3,365,000
Shares cancelled	(9,324,042)	(9,324)	-	9,324	-	-	-
Common stock issued for cash	1,633,331	1,633	-	848,367	-	-	850,000
Foreign currency translation	-	-	-	-	-	(1,292,440)	(1,292,440)
Net loss	-	-	-	-	(8,457,415)	-	(8,457,415)
Balance at December 31, 2012	70,509,331	$70,509	$-	$21,540,021	$(14,894,348)	$(1,696,637)	$5,019,545
Common stock for service	307,785	308	24,000	133,692	-	-	158,000
Foreign currency translation	-	-	-	-	(1,696,637)	1,696,637	-
Interest Conversion	178,922	179	189,584	70,495	-	-	260,258
Common stock issued for late payment penalty	150,000	150	-	59,100	-	-	59,250
Common stock issued to defer payment	100,000	100		(100)	-	-	-
Common stock issued to waive the “Equity Conditions”	125,000	125	300	(425)	-	-	-
Net loss	-	-	-	-	(9,802,952)	-	(9,802,952)
Balance at December 31, 2013	71,371,038	$71,371	$213,884	$21,802,783	$(26,393,937)	$-	$(4,305,899)

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(9,802,952)	$(8,457,415)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,252	8,688
Common stock for services	158,000	-
Common stock issued for late payment penalty	59,250	-
Impairment of oil and gas properties	1,019,430	5,239,268
Loss from sale of subsidiary	7,419,713	-
Interest related to beneficial conversion feature	-	1,500,000
Changes in operating assets and liabilities:
Decrease in restricted cash	542,234	635,593
Decrease in short term investments	-	-
Increase in other receivables	872,015	713,991
Increase in inventory	45,420	(3,377)
Decrease in accounts payable and accrued liabilities	(2,320,359)	934,196
Decrease in related party payables	319,815	(2,937,647)
Net cash used in operating activities	(1,684,182)	(2,366,703)

Cash Flows from Investing Activities
(Increase) decrease in short term investments	-	90,940
Acquisition of oil and gas properties	3,418	-
Cost of oil and gas properties, plant & equipment	(193,044)	(3,850,926)
Net cash used in investing activities	(189,626)	(3,759,986)

Cash Flows from Financing Activities
Cash assumed in reverse merger	-	20,594
Proceeds from the issuance of common stock	-	850,000
Proceeds from convertible notes	-	4,865,000
Net cash provided by financing activities	-	5,735,594

Foreign currency exchange	1,696,637	562,623

Net increase (decrease) in cash	(177,171)	171,528
Cash, beginning of period	178,136	6,608
Cash, end of period	$965	$178,136

Supplemental Cash Flow Information
Cash Paid For:
Interest	$34,168	$64,617
Income taxes	$-	$-
Non-cash transactions:
Discount to additional paid-in capital from relative fair value of warrants	$-	$1,000,000
Common stock for accrued interest	$70,764	$-
Common stock for services	$158,000	$-

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Heavy Earth Resources, Inc. (the “Company”) is an oil and gas company focused on exploration and production of oil and natural gas in Central and South America, primarily in the country of Colombia. The Company, through its wholly-owned subsidiary Syncline Technologies, Inc., a Cayman Islands exempt company (“Syncline Technologies”) and Syncline Technologies’ wholly owned subsidiary, Deep Core (Barbados) Inc., a Barbados corporation (“Deep Core Barbados”) and Deep Core Barbados’ wholly owned subsidiary, Deep Core, Inc. Sucursal (“Deep Core Colombia”) owns a 25% participating interest in exploration and production (“E+P”) Contract No. 5 (the “La Maye Block Contract”) with the Colombian National Hydrocarbons Agency (the “ANH”), which governs exploration, development and production of hydrocarbons in the La Maye Block located in the Lower Magdalena Basin, Colombia (“La Maye Block”). The Company, also through its wholly owned subsidiary Syncline Technologies and Syncline Technologies’ wholly owned subsidiary, Deep Core Barbados, owns a 15% participation interest in the E+P Contract with the ANH (the “Morichito Block Contract”) that governs the exploration, development and production of hydrocarbons in the Morichito Block, which is located in the Llanos Basin, Colombia (the “Morichito Block”). Previously, the Company, through its former subsidiaries, Deep Core, Inc. (“Deep Core”) and DCX SAS (“DCX”), owned a 50% participating oil and gas interest in the Morichito Block.

On August 28, 2013, the Company closed a transaction with Black Energy Oil & Gas Corp., a company based in Panama with principal operations in Colombia (“Black Energy”), for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000. As a part of that transaction, the Company retained a 15% participation interest in the Morichito Block Contract, including a 100% carry up to US$10 million for all expenses related to the Morichito-5 (“M-5”) discovery well and either the M-5B well or another prospect.

On November 14, 2014, the Company announced that it is evaluating the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The company does not expect to generate sales proceeds in excess of its existing liabilities.

Basis of Presentation and Functional Currency

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (“USD”). The Company’s functional currency is Colombian pesos (“COP”) which have been converted to USD based on the exchange rates at December 31, 2013 and 2012, respectively, for purposes of the Company’s balance sheets and the average rates for the years ended December 31, 2013 and 2012, respectively, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (“ASC 830”).

Exploration Stage

The Company has not produced revenues from its principal business and is in the exploration stage company as defined by ASC 915, Development Stage Entities. The Company is engaged in the acquisition, exploration, development and production of oil and gas properties. As of December 31, 2013, the Company owned a 15% participating oil and gas interest in the Morichito Block located in the Llanos Basin, Colombia and a 25% participating interest in the La Maye Block located in the Lower Magdalena Basin, Colombia.

On November 14, 2014, the Company announced that it is evaluating the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The company does not expect to generate sales proceeds in excess of its existing liabilities

As discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $9,802,952 through December 31, 2013 and has a working capital deficiency of $1,805,899 at December 31, 2013. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves. However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained.

Management is currently devoting substantially all of its efforts to develop strategic alternatives for its existing oil and gas properties and interests and recover as much of the Company’s investment as possible. The Company also continues to search for additional productive properties. There can be no assurance that the Company’s efforts will be successful, or that those efforts will translate in a beneficial manner to the Company.

The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

3. DIVESTITURE – SALE OF SUBSIDIARY

On August 28, 2013, the Company closed a transaction with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000.

As a part of the transaction, the Company retained a 15% participation interest in the Morichito Block Contract, including a 100% carry up to US$10 million for all expenses related to the development of the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

To facilitate the transaction, the Company transferred its ownership of Deep Core Barbados, whose principal asset resides in the 25% participation in La Maye held by its subsidiary, Deep Core Colombia, to Syncline Technologies.

The Company recorded a loss on the sale of its subsidiary as of August 28, 2013. Consideration for the sale included the participation interest in the Morichito Block Contract, which was valued at $999,850, representing 15% of the total consideration for the assumption of liabilities and intercompany amounts. The consideration was offset by net assets and liabilities of $7,725,403, and intercompany transactions of $694,160, resulting in a loss on sale of $7,419,713.

4. OIL AND GAS PROPERTIES

During the prior year, DCX had the Morichito Block Contract with the ANH for exploration and development of the Morichito Block in the Eastern Llanos Basin, Colombia. Pursuant to the Morichito Block Contract, DCX maintained an approximately 50% working interest in the Morichito Block in exchange for a 4% net production royalty and a 1% overriding total production royalty plus other terms and conditions. The Morichito Block is comprised of approximately 23,000 hectares, or 57,000 gross acres. The exploration period was divided into six (6) exploration phases of which five (5) have been completed.

As described in Note 3 above, on August 28, 2013, the Company closed a transaction with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000, whereby the Company retained a 15% participation interest in the Morichito Block Contract, including a 100% carry up to US$10 million for the M-5 discovery well and either the M5B well or another prospect.

The Company’s wholly owned subsidiary, Syncline Technologies, owns Deep Core Barbados, whose wholly owned subsidiary, Deep Core Colombia, holds the principal asset of a 25% participation interest in the La Maye Block Contract. The La Maye Block is located in the lower Magdalena Valley Basin and is approximately 68,302 gross acres. The Company believes that this project has been subject to an event of force majeure due to unusually heavy rains during the last three (3) years that have delayed further development of this block. The Company is currently working together with the ANH and its’ partners to consider other options to move the project forward. This includes consideration for a seismic program on the northern portion of the La Maye Block scheduled to be completed by the end of 2014.

On November 14, 2014, the Company announced that it is evaluating the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The company does not expect to generate sales proceeds in excess of its existing liabilities.

5. COMMITMENTS AND CONTINGENCIES

As part of the agreement with Black Energy for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, Black Energy agreed to assume all of DCX’s liabilities, including certain legal expenses associated with DCX. The Company entered into a guarantee agreement with DCX’s legal counsel, guaranteeing Black Energy’s payment of legal expenses associated with DCX. The expenses total approximately $120,000 USD.

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

The August 2012 Notes are due three years from August 29, 2012, the date of issuance. The August 2012 Notes may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share. The August 2012 Notes bear interest at the rate of 6% per annum at inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date. Since the Company’s common stock was not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2014, the interest rate further increased to 15% per annum. Last, in the event of default the rate will increase to 18%. Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day. The Company has the option to redeem the August 2012 Notes at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met. The August 2012 Notes are secured by the Company’s oil and gas properties.

The warrants grant the each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from August 29, 2012, the date of issuance.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the year ended December 31, 2012 using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $909,958 based on the fair market value of common stock on the respective dates of issuance.

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

The December 2012 Note is due three years from December 6, 2012, the date of issuance. The December 2012 Note may be converted at any time at the option of the investors into shares of the Company’s common stock at a conversion price of $0.60 per share. The December 2012 Note bears interest at the rate of 6% per annum inception, and increased to 12% per annum on March 31, 2013 since the Company had not consummated a primary public offering of its securities with gross proceeds of at least $6,000,000 on or before that date. Since the Company’s common stock was not listed for trading on the Nasdaq Capital Market or the Nasdaq Global Market by January 15, 2014, the interest rate further increased to 15% per annum. Last, in the event of default the rate will increase to 18%. Interest is payable quarterly in cash and may be payable in shares of the Company’s common stock if certain conditions are met, including but not limited to, the condition that the Company is not in default and the daily trading volume for the Company’s common stock exceeds 25,000 shares per trading day. The Company has the option to redeem the December 2012 Note at 115% of the outstanding principal together with any accrued but unpaid interest at any time if certain conditions are met. The December 2012 Note is secured by the Company’s oil and gas properties.

The warrants grant each investor the right to purchase up to a number of shares of common stock equal to 100% of the shares underlying the principal amount of the convertible notes issued to each respective investor and have an exercise price of $0.85 per share, are exercisable immediately upon issuance and have a term of exercise of five years from December 6, 2012, the date of issuance.

Pursuant to ASC 470-20 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that a beneficial conversion feature is present for the convertible notes issued during the prior year using the intrinsic value in the December 2012 Note adjusted for amounts allocated to the warrant valuation. The intrinsic value of the December 2012 Note amounted to $319,779 based on the fair market value of common stock on the respective dates of issuance.

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

On November 6, 2013, the Company’s board of directors approved the issuance of 107,785 shares of the Company’s restricted common stock as payment to a consultant for business and financial services.

On November 6, 2013, the Company’s board of directors approved the issuance of: (a) 310,813 shares of the Company’s registered common stock as payment of interest on its outstanding convertible notes; and (b) 300,000 shares of the Company’s restricted common stock in exchange for in exchange for the note holders’ agreeing to waive the “Equity Conditions” set forth in the notes which the Company was required to either meet or have waived by such note holders prior to issuing the Interest Shares.

8. RELATED PARTY PAYABLES

During the period ended December 31, 2013, the Company received advances of $306,935 from officers and shareholders, for operating costs and expenses. These advances are non-interest bearing and are repaid as cash becomes available.

9. SUBSEQUENT EVENTS

Share Purchase Agreement

The Company, through Syncline Technologies’ wholly owned subsidiary, Deep Core Barbados, entered into a Share Purchase Agreement on February 20, 2014 with New Horizon Exploration, Inc., a Texas corporation (“New Horizon”), for Deep Core Barbados’ proposed purchase of 100% of the outstanding equity ownership of New Horizon in exchange for a purchase price of $800,000. New Horizon serves as the operator of the La Maye Block. If the Company closes this acquisition, Deep Core Barbados will acquire New Horizon’s remaining participating interest in the La Maye Block Contract. Certain conditions must be met prior to closing including, but not limited to, the completion of the Company’s due diligence review on both New Horizon and its’ Colombian subsidiary prior to closing and approval from the ANH for the transfer of New Horizon’s participating interest rights to Deep Core Barbados.

Management Changes

Effective September 15, 2014, Anthony Ives resigned as the Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors of the Company.

On November 3, 2014, Grant Draper resigned as the President, Chief Executive Officer and a member of the Board of Directors of Heavy Earth Resources, Inc. (the “Company”), effective immediately upon the appointment of Brian Ladin as the Company’s new sole director and sole executive officer.

On November 3, 2014, Brian Hepp resigned as the Chief Operating Officer and a member of the Board of Directors of the Company, effective immediately upon the appointment of Brian Ladin as the Company’s new sole director and sole executive officer.

On November 3, 2014, The Company’s Board of Directors appointed Mr. Brian Ladin, age 42, as the Company’s President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and sole member of the Company’s Board of Directors, to hold office until the Company’s next annual meeting of its shareholders or until his successor(s) are duly elected and qualified.

Business Operations

On November 14, 2014, the Company announced that it is evaluating the strategic alternatives and eventual sale of its participating working interests in the La Maye Block and Morachito Block oil and gas contracts. The Company does not expect to generate sales proceeds in excess of its existing liabilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2013, the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective. Such conclusions are due to the presence of material weaknesses in our internal control over financial reporting, as described below, and our limited staff, which affects timely filings.

Management’s annual report on internal control over financial reporting.

Our Principal Executive Officer and our Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Principal Executive Officer and our Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control — Integrated Framework.

Based on our assessment, our Principal Executive Officer and our Principal Financial Officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel; and (3) ineffective controls over period end financial disclosure and reporting processes.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

The following table sets forth information regarding our current and former executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Grant Draper	50	Former Chief Executive Officer, President, Director
Anthony Ives	50	Former Chief Financial Officer, Secretary, Treasurer, Director
Brian Hepp	58	Former Chief Operating Officer, Director
Brian Ladin	42	Chief Executive Officer, Sole Director

Grant Draper, age 50, was our Chief Executive Officer, President and a Director from December 2011 through October 2014. On November 3, 2014, Grant Draper resigned as our President, Chief Executive Officer and a member of the Board of Directors. Mr. Draper has more than 13 years of experience in the management of public companies and participation in financial transactions. From December 2008 to May 2011, Mr. Draper served as a Managing Director with FTI Consulting Inc., a global business advisory firm. Prior to joining FTI Consulting Inc., Mr. Draper served as the President and Chief Operating Officer of The Element Agency Inc. and Affirm Americas Strategic Communications Inc. in New York City from April 2005 to December 2008. Mr. Draper is a member of Thorium One’s Advisory Board, is a frequent speaker presenting at American Strategic Management Institute and National Directors Institute events and is regularly quoted in the media including Bloomberg, TIME, The New York Times and New York Daily News. He earned his Bachelor of Arts degree in English from the University of Alberta – Edmonton in 1987 and a Masters in Business Administration degree in Finance from Columbia University Business School in 2001. Mr. Draper is not an officer or director of any other reporting company.

Anthony Ives, age 50, was our Chief Financial Officer and a Director from December 2011 through September 2014. On September 15, 2014, Anthony Ives resigned as our Chief Financial Officer, Secretary, Treasurer and a member of the Boardof Directors. Mr. Ives has more than 20 years of investment experience in the capital markets, including Merrill Lynch, the City of Sacramento’s Treasurer’s Office, the California State Public Employees’ Retirement System (CalPERS), the nation’s largest public pension fund firm, and mutual fund Jurika & Voyles. From September 2009 to August 2011, Mr. Ives served as the Chief Financial Officer of Banneker Ventures in Washington, D.C. Mr. Ives is the founder of the nonprofit Grupo de Apoyo al Desarrollo (GAD) in Honduras and has served as its executive director since 2005. GAD assists indigenous populations to start businesses, implement nature conservation and protection programs, including reforestation projects, and has created a national scholarship program that has supported over 200 young scholars through high school and university. Mr. Ives serves as President of the Board of Directors for GAD and on the Board of Directors of the Mesoamerican Conservation Trust Fund (MCTF), and is nominated as an Ashoka Fellow of Mexico for his work in sustainable development in Latin America.

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

Brian Hepp, 58, was our Chief Operating Officer and a Director since October 2012 through October 2014. Brian Hepp resigned as our Chief Operating Officer and a member of the Board of Directors. Mr. Hepp has more than 30 years of experience in global petroleum engineering operations. From June 2002 to present, Mr. Hepp served as President of Rocky Mountain Limited, an independent oil and gas consulting firm. From January 2006 to June 2011, Mr. Hepp served as the Director of Group Operations at Northern Petroleum PLC, a United-Kingdom based oil and gas company. Prior to that, Mr. Hepp served as the Vice President of Operations for Bitech Petroleum Corp. from February 1998 to January 2002. From April 1986 to August 1993, Mr. Hepp served in various executive capacities at Talisman Energy/BP Canada in Calgary, Canada. Mr. Hepp began his career as a Process Engineer at Fluor Canada, an engineering, procurement and construction company based in Calgary, Canada. Mr. Hepp is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta, a Chartered Engineer in the United Kingdom, a Fellow of the Institute of Chemical Engineering, a European Engineer registered with the European Federation of National Engineering Associations and a member of the Society of Petroleum Engineers. He earned his Bachelor of Arts degree in Chemical Engineering from the University of Saskatchewan in 1982 and a Master of Arts degree in Administration from Gonzaga University in 1990. Mr. Hepp is not an officer or director of any other reporting company.

Brian Ladin, 42, has been our President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and sole member of the Company’s Board of Directors since November 2014. Mr. Ladin is the founder of Delos Investment Management and the co-founder of Delos Shipping. Delos is an investment management firm focused on commodity-linked investments as well as catalyst-driven investment opportunities. Prior to Delos, Mr. Ladin was a partner at Bonanza Capital, a $600 million investment manager. At Bonanza, he was responsible for investments in shipping technology, telecommunications, media as well as direct investments. Prior to Bonanza, Mr. Ladin was a partner at Talisman Capital, where he identified and executed over seventy direct investments in both public and private companies in the United States and abroad. Mr. Ladin is a Chartered Financial Analyst (“CFA”). He was formerly a member of the board of directors of Affinity Media (private) and Points International Ltd. (NASDAQ:PCOM). Mr. Ladin earned a BA in Political Economy from Tulane University.

Key Personnel

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

Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2013, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Code of Ethics. We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to our size and current stage of development. We plan to adopt a Code of Ethics, which we will post on a corporate website.

Director Independence. None of our directors are deemed independent. Our directors also hold positions as officers.

Item 11. Executive Compensation

Summary Compensation Table.

The compensation of the named executive officers for the fiscal years ended December 31, 2013, and 2012, is shown below:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Grant Draper, President, CEO	2013	0	0	0	0	0	0	0	0

Anthony Ives, CFO, Secretary, and Treasurer (1)	2013	55,000	0	0	0	0	0	0	55,000

Brian Hepp, COO	2013	0	0	0	0	0	0	0	0

David Choi, Secretary, Treasurer (2)	2013

Grant Draper, President, CEO	2012	74,097	0	0	0	0	0	100,000	174,097

Anthony Ives, CFO	2012	74,097	0	0	0	0	0	65,000	139,097

Brian Hepp, COO	2012	0	0	0	0	0	0	65,000	65,000

David Choi, Secretary, Treasurer	2012	0	0	0	0	0	0	0	0

(1)	On March 8, 2013, Anthony Ives was appointed as the Company’s Secretary and Treasurer.

(2)	On March 5, 2013, David Choi resigned as our Secretary, Treasurer and a director.

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

Long-Term Incentive Plans

As of December 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended December 31, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Grant Draper, President, CEO	0	0	0	0	n/a	0	0	0	0

Anthony Ives, CFO, Secretary, Treasurer (1)	0	0	0	0	n/a	0	0	0	0

Brian Hepp, COO	0	0	0	0	n/a	0	0	0	0

David Choi, Secretary, Treasurer (2)	0	0	0	0	n/a	0	0	0	0

(1)	On March 8, 2013, Anthony Ives was appointed as the Company’s Secretary and Treasurer.

(2)	On March 5, 2013, David Choi resigned as our Secretary, Treasurer and a director.

Director Compensation. The following concerns the compensation of our directors for their service as directors during the fiscal year ended December 31, 2013:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 22, 2015, the number and percentage of outstanding shares of our common stock owned by: (a) each of our directors and executive officers; (b) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and (c) all current directors and executive officers, as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class (1)
Common Stock	Brian Ladin 2101 Cedar Springs Road Suite 1525 Dallas, TX 75201	0 Shares Chief Executive Officer and Director	0%
Common Stock	Christopher Radomski 3334 East Coast Highway, Suite 321 Corona Del Mar, CA 92625	6,547,705 Shares (2) Shareholder	9.17%
Common Stock	Jayson Woodbridge 2355 Pickett Road Calistoga, CA 94515	6,272,000 Shares (3) Shareholder	8.05%
Common Stock	Peter Geddes 15828 Ventura Boulevard, Suite 213 Encino, California 91436	4,365,971 Shares (4) Shareholder	8.88%
Common Stock	All Executive Officers and Directors as a group	0 Shares	0%

(1)	Based on 71,371,038 shares of the company’s common stock issued and outstanding as of January 22, 2015.

(2)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Christopher Radomski and the 32 for 1 forward stock split which occurred on October 17, 2011 and includes 83,333 shares of common stock and 20,833 shares of common stock issuable upon exercise of warrants issued to Christopher Radomski pursuant to a Subscription Agreement dated July 11, 2012.

(3)	Calculated using the Schedule 13D filed with the SEC on September 30, 2011 by Jayson Woodbridge and the 32 for 1 forward stock split which occurred on October 17, 2011.

(4)	Calculated using the Schedule 13D/A filed with the SEC on October 31, 2012 by Peter Geddes and the 32 for 1 forward stock split which occurred on October 17, 2011 and includes 166,666 shares of common stock and 41,667 shares of common stock issuable upon exercise of warrants issued to Peter Geddes pursuant to a Subscription Agreement dated July 10, 2012.

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

Related Party Transactions.

Since the beginning of our last fiscal year, there have been no related party transactions, except for the following:

●	During the period ended December 31, 2013, the Company received advances of $306,935 from officers and shareholders for operating costs and expenses. These advances are non-interest bearing and are repaid as cash becomes available.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K

Director Independence.

None of our directors are deemed independent using the definition of independence under the rules of the SEC.

Item 14. Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed in each of the years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $57,300 and $72,250, respectively.

Audit-Related Fees.

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the fiscal years ended December 31, 2013 and 2012.

Tax Fees.

For the fiscal years ended December 31, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees. None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Included in Item 8.

(b) Exhibits required by Item 601.

Exhibit	Description
2.1	Share Exchange Agreement by and among the Registrant and Deep Core Inc. dated May 3, 2012., incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 4, 2012.

3.1	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Form 10-SB filed on December 13, 2007.

3.1.2	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1.2 of our Form 10-SB filed on December 13, 2007.

3.1.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 18, 2011.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to our Form 10-SB filed on December 13, 2007.

4.1	Form of Registration Rights Agreement by and among Deep Core Inc. and the Holders., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on May 4, 2012.

4.2	Form of Registration Rights Agreement by and among Deep Core Inc. and the non-U.S. investor., incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on May 4, 2012.

4.3	Form of Registration Rights Agreement, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on June 18, 2012.

4.4	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on September 4, 2012.

4.5	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 12, 2012.

4.6	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 15, 2013.

10.1	Debt Cancellation Agreement, dated May 12, 2011, incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed on May 18, 2011.

10.2	Form of Convertible Promissory Note by and among Deep Core Inc. and the Holders., incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 4, 2012.

10.3	Form of Subscription Agreement by and among the Registrant and the non-U.S. investor, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 4, 2012.

10.4	Stock Cancellation Agreement by and among the Registrant and David Choi dated May 3, 2012, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on May 4, 2012.

10.5	Share Purchase Agreement by and among Petro Vista Energy Corp., Petro Vista Energy Holdings (Barbados) Corp. and Deep Core Inc. dated May 4, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on May 11, 2012.

10.6	Withdraw and Transfer Agreement by and among SK Innovation Co. Ltd., Petroamerica International Corp. and DCX S.A.S. dated May 15, 2012. incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 17, 2012.

10.7	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 18, 2012.

10.8	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 18, 2012.

10.9	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 4, 2012.

10.10	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 4, 2012.

10.11	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 4, 2012.

10.12	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on September 4, 2012.

10.13	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 12, 2012.

10.14	Form of 6% Senior Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 12, 2012.

10.15	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 12, 2012.

10.16	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on December 12, 2012.

10.17	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 15, 2013.

10.18	Form of 15% Convertible Debenture, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 15, 2013.

10.19	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 15, 2013.

10.20	Form of Subsidiary Guarantee, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 15, 2013.

17.1	Resignation of Julie Mirman as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on March 31, 2010.

17.2	Resignation of Michael Davis as President and Director, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on December 8, 2011.

17.3	Resignation of Anthony Ives as Chief Operating Officer, incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed on October 24, 2012.

21	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Evaluation of the Interests of DCX S.A.S. in the Morichito Block in the Eastern Llanos Basin, Colombia incorporated by reference to Exhibit 99.1 of our Annual Report on Form 10-K filed on May 22, 2013.

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Schema

101.cal	XBRL Taxonomy Calculation Linkbase

101.def	XBRL Taxonomy Definition Linkbase

101.lab	XBRL Taxonomy Label Linkbase

101.pre	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heavy Earth Resources, Inc. a Florida corporation

June 25, 2015	By:	/s/ Brian Ladin
Brian Ladin
Principal Executive and Accounting Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian Ladin	June 25, 2015
Brian Ladin
Its:	Principal Executive and Accounting Officer and Sole Director

