Form 10-Q
period 2014-03-31
Heavy Earth Resources, Inc.
filed 2015-07-24
CIK 1301874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52979

Heavy Earth Resources, Inc.

(Exact name of registrant as specified in its charter)

Florida	75-3160134
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 Cedar Springs Road Suite 1525, Dallas, TX

(Address of principal executive offices) (Zip Code)

(214) 466-2030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2014, there were 71,371,038 shares of the issuer’s $.001 par value common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$5,760	$965
Other receivables	7,473	1,950
Total current assets	13,233	2,915

Participation in oil and gas property interest, net	-	-

Total assets	$13,233	$2,915

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	1,533,379	1,429,529
Related party payables	364,335	379,285
Total current liabilities	1,897,714	1,808,814

Convertible notes payable	2,599,000	2,500,000
Total liabilities	4,496,714	4,308,814

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value 3,000,000 shares authorized, 71,371,038 shares issued and outstanding, respectively	71,371	71,371
Common stock issuance obligation	237,884	213,884
Additional paid in capital	21,802,783	21,802,783
Accumulated deficit	(26,595,519)	(26,393,937)

Total stockholders’ equity (deficit)	(4,483,481)	(4,305,899)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,233	$2,915

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$-	$-

Operating costs and expenses
Exploration and lease operating costs	-	30,017
Depreciation and amortization	-	649
General and administrative	64,445	247,361
Legal and professional	54,637	241,640
Impairment of oil and gas properties	-	-

Total operating expenses	119,082	519,667

Loss from Operations	(119,082)	(519,667)

Other Income (Expense)
Interest expense	(82,500)	(34,168)

Total other income (expense)	(82,500)	(34,168)

Net Loss Before Income Taxes	(201,582)	(553,835)

Provision For Income Taxes	-	-

Net Loss / Comprehensive Loss	$(201,582)	$(553,835)

Loss per share – basic	$(0.00)	$(0.01)

Weighted average of shares outstanding	70,767,670	70,624,886

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(201,582)	$(553,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	649
Common stock for services	24,000	102,000
Changes in operating assets and liabilities:
Decrease in restricted cash	-	100,363
(Increase) decrease in other receivables	(5,523)	51,733
Increase in accounts payable and accrued liabilities	103,850	12,786
(Increase) decrease in related party payables	(14,950)	6,660
Net cash used in operating activities	(94,205)	(279,644)

Cash Flows from Investing Activities
Decrease in short term investments	-	3,604
Cost of oil and gas properties, plant & equipment	-	(148,823)
Net cash used in investing activities	-	(145,219)

Cash Flows from Financing Activities
Proceeds from convertible notes	99,000	-
Net cash provided by financing activities	99,000	-

Foreign currency exchange	-	248,018

Net increase(decrease) in cash	4,795	(176,845)
Cash, beginning of period	965	178,136
Cash and cash equivalents, end of period	$5,760	$1,291

Supplemental Cash Flow Information
Cash Paid For:
Interest	$-	$34,168
Income taxes	$-	$-
Non-cash transactions:
Common stock for services	$24,000	$102,000

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company entered into a Share Purchase Agreement on February 20, 2014 with New Horizon Exploration, a Texas corporation (“New Horizon”), to purchase the both its US and Colombia branches. New Horizon serves as the Operator of the La Maye block. Along with the purchase, the Company will also purchase the remaining participating interest owned by New Horizon. Certain conditions to closing must be met including completed due diligence both with New Horizon and its’ Colombian branch prior to closing.

Basis of Presentation and Functional Currency

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD). The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at March 31, 2013, for purposes of the Company’s balance sheets and the average rates for the years ended March 31, 2013, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) (“ASU 2014-10”) that eliminated certain financial reporting requirements of development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted early application of ASU2014-10 as of January 1, 2014, and accordingly has retroactively applied the provisions therein since these unaudited consolidated financial statements had yet to be issued.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $26,595,519 through March 31, 2014 and has a working capital deficiency of $1,884,481 at March 31, 2014. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves. However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained.

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

As described in Note 3 above, on August 28, 2013, the Company closed a transaction with Black Energy Oil & Gas Corp., a company based in Panama with principal operations in Colombia (“Black Energy”), for the sale of the Company’s subsidiary Deep Core, whose principal asset is DCX, for the assumption of liabilities of US$6,000,000, whereby the Company retained a 15% participation interest in the Morichito Block, including a 100% carry up to US$10 million for the Morichito-5 (“M-5”) discovery well and either the M5B well or another prospect.

The Company’s wholly owned subsidiary, Syncline Technologies, owns Deep Core Barbados, whose principal asset is a 25% participation interest in La Maye. The La Maye block is located in the lower Magdalena Valley Basin and is approximately 68,302 gross acres. The project has been in force majeure to unusually heavy rains during the last three (3) years. The Company is currently working together with the ANH and its’ partners to consider other options to move the project forward. This includes consideration for a seismic program to complete the year 2014.

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

8. RELATED PARTY PAYABLES

During the period ended March 31, 2014, the Company received advances from officers and shareholders, for operating costs and expenses. These advances are non-interest bearing and are repaid as cash becomes available.

9. SUBSEQUENT EVENTS

Management Changes

Effective September 15, 2014, Anthony Ives resigned as the Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors of the Company.

On November 3, 2014, Grant Draper resigned as the President, Chief Executive Officer and a member of the Board of Directors of Heavy Earth Resources, Inc. (the ” Company “), effective immediately upon the appointment of Brian Ladin as the Company’s new sole director and sole executive officer.

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

Basis of Presentation and Functional Currency

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (“USD”). The Company’s functional currency is Colombian pesos (“COP”) which have been converted to USD based on the exchange rates at March 31, 2013, for purposes of the Company’s balance sheets and the average rates for the periods ended March 31, 2013, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of March 31, 2014 and December 31, 2014, the Company had no cash equivalents.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments , the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, short-term investments, other receivables, inventory, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

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

3

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

The following discussion of financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013, together with notes thereto as included in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Results of Operations.

Revenues – We had no revenues for the years ended March 31, 2014 and 2013.

Operating Expenses – For the three months ended March 31, 2014, our total operating expenses were $119,082, which consisted of general and administrative expenses of $64,445, and legal and professional fees of $54,637. By comparison, for the three months ended March 31, 2013, our total operating expenses were $519,667, which consisted of exploration and lease operating costs of $30,017, depreciation and amortization expense of $649, general and administrative expenses of $247,361, and legal and professional fees of $241,640.

Net Loss – For the three months ended March 31, 2014, we had a net loss of $201,582. By comparison, for the three months ended March 31, 2013, we had a net loss of $553,835. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources – As of March 31, 2014, our total assets were $13,233. Our total current assets consist of cash and cash equivalents of $5,760, and other receivables of $ 7,473.

Our total current liabilities of $1,897,714 consisting of accounts payable and accrued expenses of $1,533,379, and related party payables of $364,335 as of March 31, 2014.

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

As of March 31, 2014, we have cash and cash equivalents of $5,760. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

4

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) that such information is accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March, 31, 2014 , the date of this report, our Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal controls over financial reporting. There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heavy Earth Resources, Inc. a Florida corporation

July 24, 2015	By:	/s/ Brian Ladin
Brian Ladin
Principal Executive and Accounting Officer and Sole Director

7