Form 10-Q
period 2014-06-30
Heavy Earth Resources, Inc.
filed 2015-07-24
CIK 1301874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2014, there were 71,371,038 shares of the issuer’s $.001 par value common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$2,975	$965
Other receivables	7,473	1,950
Total current assets	10,448	2,915

Participation in oil and gas property interest, net
	-	-
Total assets	$10,448	$2,915

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	1,638,029	1,429,529
Related party payables	374,335	379,285
Total current liabilities	2,012,364	1,808,814

Convertible notes payable	2,599,000	2,500,000
Total liabilities	4,611,364	4,308,814

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value 3,000,000 shares authorized, 71,371,038 shares issued and outstanding, respectively	71,371	71,371
Common stock issuance obligation	261,884	213,884
Additional paid in capital	21,802,783	21,802,783
Accumulated deficit	(26,736,954)	(26,393,937)

Total stockholders’ equity (deficit)	(4,600,916)	(4,305,899)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,448	$2,915

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-

Operating costs and expenses
Exploration and lease operating costs	-	29,442	-	59,459
Depreciation and amortization	-	2,603	-	3,252
General and administrative	32,785	48,728	97,230	296,089
Legal and professional	25,233	47,012	79,870	288,652
Impairment of oil and gas properties	-	19,580	-	19,580

Total operating expenses	58,018	147,365	177,100	667,032

Loss from Operations	(58,018)	(147,365)	(177,100)	(667,032)

Other Income (Expense)
Amortization of debt discount	-	(59,250)	-	(59,250)
Interest expense	(83,417)	(22,750)	(165,917)	(56,918)

Total other income (expense)	(83,417)	(82,000)	(165,917)	(116,168)

Net Loss Before Income Taxes	(141,435)	(229,365)	(343,017)	(783,200)

Provision For Income Taxes	-	-	-	-

Net Loss / Comprehensive Loss	$(141,435)	$(229,365)	$(343,017)	$(783,200)

Loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average of shares outstanding	70,767,670	71,038,253	70,767,670	71,038,253

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(343,017)	$(783,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	3,252
Common stock for services	48,000	102,000
Common stock issued for late payment penalty	-	59,250
Impairment of oil and gas properties	-	19,580
Changes in operating assets and liabilities:
Decrease in restricted cash	-	97,918
(Increase) in other receivables	(5,523)	(26,898)
Increase in accounts payable and accrued liabilities	208,500	236,489
Increase (decrease) in related party payables	(4,950)	68,571
Net cash used in operating activities	(96,990)	(220,308)

Cash Flows from Investing Activities
Decrease in short term investments	-	3,418
Cost of oil and gas properties, plant & equipment	-	(193,044)
Net cash used in investing activities	-	(189,626)

Cash Flows from Financing Activities
Proceeds from convertible notes	99,000	-
Net cash provided by financing activities	99,000	-

Foreign currency exchange	-	233,232

Net increase(decrease) in cash	2,010	(176,702)
Cash, beginning of period	965	178,136
Cash and cash equivalents, end of period	$2,975	$1,434

Supplemental Cash Flow Information
Cash Paid For:
Interest	$-	$56,918
Income taxes	$-	$-
Non-cash transactions:
Common stock for services	$48,000	$161,250

See accompanying notes to financial statements.

HEAVY EARTH RESOURCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Basis of Presentation and Functional Currency

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (USD). The Company’s functional currency is Colombian pesos (COP) which have been converted to USD based on the exchange rates at June 30, 2013, for purposes of the Company’s balance sheets and the average rates for the years ended June 30, 2013, for purposes of the Company’s statements of operations in accordance with Accounting Standards Codification 830, Foreign Currency Matters (ASC 830).

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

2. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $26,736,954 through June 30, 2014 and has a working capital deficiency of $2,001,916 at June 30, 2014. The Company is subject to those risks associated with exploration stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to monetize economically recoverable oil and gas reserves. However, there is no assurance that the Company will be able to obtain additional financing to further its ongoing activities so that profitable operations can be attained.

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

8. RELATED PARTY PAYABLES

During the period ended June 30, 2014, the Company received advances from officers and shareholders, for operating costs and expenses. These advances are non-interest bearing and are repaid as cash becomes available.

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

Basis of Presentation and Functional Currency

The condensed consolidated unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2014, included in our annual report on Form 10-K.

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars (“USD”). The Company’s functional currency is Colombian pesos (“COP”) which have been converted to USD based on the exchange rates at June 30, 2013, for purposes of the Company’s balance sheets and the average rates for the periods ended June 30, 2013, for purposes of the Company’s statements of operations in accordance with accounting standards codification 830, Foreign Currency Matters (ASC 830).

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2014, the Company had no cash equivalents.

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

3

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

Results of Operations.

For the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Revenues – We had no revenues for the years ended June 30, 2014 and 2013.

Operating Expenses – For the three months ended June 30, 2014, our total operating expenses were $58,018, which consisted of general and administrative expenses of $32,785, and legal and professional fees of $25,233. By comparison, for the three months ended June 30, 2013, our total operating expenses were $147,365, which consisted of exploration and lease operating costs of $29,442, depreciation and amortization expense of $2,603, general and administrative expenses of $48,728, legal and professional fees of $47,012, and impairment of oil and gas of $19,580.

Net Loss – For the three months ended June 30, 2014, we had a net loss of $141,435. By comparison, for the three months ended June 30, 2013, we had a net loss of $229,365. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Revenues – We had no revenues for the years ended June 30, 2014 and 2013.

Operating Expenses – For the six months ended June 30, 2014, our total operating expenses were $177,100, which consisted of general and administrative expenses of $97,230, and legal and professional fees of $79,870. By comparison, for the six months ended June 30, 2013, our total operating expenses were $667,032, which consisted of exploration and lease operating costs of $59,459, depreciation and amortization expense of $3,252, general and administrative expenses of $296,089, legal and professional fees of $288,652, and impairment of oil and gas of $19,580.

Net Loss – For the six months ended June 30, 2014, we had a net loss of $343,017. By comparison, for the six months ended June 30, 2013, we had a net loss of $783,200. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources – As of June 30, 2014, our total assets were $10,448. Our total current assets consist of cash and cash equivalents of $2,975, and other receivables of $ 7,473.

Our total current liabilities of $2,012,364 consisting of accounts payable and accrued expenses of $1,638,029, and related party payables of $374,335 as of June 30, 2014.

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

4

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

As of June 30, 2014, we have cash and cash equivalents of $2,975. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

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

5

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